Form 10-Q
period 2011-03-31
REVA Medical, Inc.
filed 2011-05-16
CIK 1496268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission file number: 000-54192
REVA MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0810505
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5751 Copley Drive, Suite B	(858) 966-3000
San Diego, CA 92111	(Registrant’s telephone number,
(Address of principal executive offices)	including area code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of May 5, 2011, a total of 32,773,803 shares of the registrant’s Common Stock, $0.0001 par value per share, were outstanding.

REVA MEDICAL, INC.
FORM 10-Q — QUARTERLY REPORT
For the Quarter Ended March 31, 2011
REFERENCES
Corporate Information
     We were incorporated in Delaware in October, 2010. Our principal executive offices are located at 5751 Copley Drive, Suite B, San Diego, CA 92111, U.S.A., and our telephone number is (858) 966-3000. Our website address is www.revamedical.com. The information on, or accessible through, our website is not part of this report. Unless the context implies otherwise, references in this report and the information incorporated herein by reference to “REVA Medical,” “REVA,” the “Company,” “we,” “us,” and “our” refer to REVA Medical, Inc.
Currency
     Unless indicated otherwise in this report, all references to “$” or “dollars” refer to United States dollars, the lawful currency of the United States of America. References to “A$” refer to Australian dollars, the lawful currency of the Commonwealth of Australia.
Trademarks
     We have applied for registration of the trademark ReZolvetm in the United States, European Union, Brazil, and Australia. All other trademarks, trade names, and service marks appearing in this report are the property of their respective owners. Use or display by us of other parties’ trademarks, trade dress, or products is not intended to and does not imply a relationship with, or endorsement or sponsorship of, us by the trademark or trade dress owner.

i

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
REVA Medical, Inc.
(a development stage company)
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

		March 31,
	December 31,	2011
	2010	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$81,747	$77,734
Prepaid expenses and other current assets	765	319

Total current assets	82,512	78,053

Property and equipment, net	963	1,028

Total Assets	$83,475	$79,081

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$937	$699
Accrued expenses and other current liabilities	591	825

Total Current Liabilities and Total Liabilities	1,528	1,524

Commitments and Contingencies (Note 5)

Stockholders’ Equity:
Common stock — $0.0001 par value; 100,000,000 shares authorized at December 31, 2010 and March 31, 2011; 32,760,503 and 32,773,803 shares issued and outstanding at December 31, 2010 and March 31, 2011, respectively	3	3
Class B common stock — $0.0001 par value; 25,000,000 shares authorized at December 31, 2010 and March 31, 2011; no shares issued or outstanding	—	—
Undesignated preferred stock — $0.0001 par value; 5,000,000 shares authorized at December 31, 2010 and March 31, 2011; no shares issued or outstanding	—	—
Additional paid-in capital	210,847	211,589
Accumulated other comprehensive income	—	1
Deficit accumulated during the development stage	(128,903)	(134,036)

Total Stockholders’ Equity	81,947	77,557

Total Liabilities and Stockholders’ Equity	$83,475	$79,081

The accompanying notes are an integral part of these financial statements.

REVA Medical, Inc.
(a development stage company)
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

			Period from
			June 3, 1998
			(inception) to
	Three Months Ended March 31,		March 31,
	2010	2011	2011
Operating Expense:
Research and development	$1,863	$3,241	$77,562
General and administrative	368	1,928	22,120

Loss from operations	(2,231)	(5,169)	(99,682)

Other Income (Expense):
Interest income	1	46	1,141
Related party interest expense	(378)	—	(21,113)
Interest expense	(11)	—	(952)
Interest from amortization of notes payable premium	—	—	2,283
Gain (loss) on change in fair value of preferred stock rights and warrant liabilities	(375)	—	1,795
Loss on extinguishment of notes payable	—	—	(13,285)
Other income (expense)	18	(10)	(50)

Net Loss	(2,976)	(5,133)	(129,863)
Cumulative dividends and deemed dividends on Series H convertible preferred stock	(655)	—	(10,695)

Net Loss Attributable to Common Stockholders	$(3,631)	$(5,133)	$(140,558)

Net Loss Per Common Share:

Net loss per share, basic and diluted	$(1.33)	$(0.16)

Shares used to compute net loss per share, basic and diluted	2,740,164	32,764,335

The accompanying notes are an integral part of these financial statements.

REVA Medical, Inc.
(a development stage company)
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

			Period from
			June 3, 1998
			(inception) to
	Three Months Ended March 31,		March 31,
	2010	2011	2011
Cash Flows from Operating Activities:
Net loss	$(2,976)	$(5,133)	$(129,863)
Non-cash adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	124	116	2,957
Loss (gain) on property and equipment disposal and impairment	—	(1)	584
Stock-based compensation	75	737	2,765
Interest on notes payable	388	—	8,562
Repayment premium on notes payable	—	—	11,100
Loss on change in fair value of preferred stock warrant liability	375	—	970
Gain on change in fair value of preferred stock rights liability	—	—	(2,765)
Loss on extinguishment of notes payable	—	—	13,285
Other non-cash expenses (income)	(8)	11	54
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	24	446	(319)
Accounts payable	(527)	(238)	699
Accrued expenses and other current liabilities	147	223	783

Net cash used for operating activities	(2,378)	(3,839)	(91,188)

Cash Flows from Investing Activities:
Purchases of property and equipment	(5)	(187)	(4,737)
Sales of property and equipment	—	7	168
Purchases of short-term investments	—	—	(17,886)
Maturities of short-term investments	—	—	17,886

Net cash provided by (used for) investing activities	(5)	(180)	(4,569)

Cash Flows from Financing Activities:
Proceeds from issuances of convertible preferred stock, net of costs	—	—	68,917
Proceeds from issuances of common stock	—	5	84,938
Initial public offering costs	—	—	(8,490)
Proceeds from exercises of warrants	—	—	263
Repurchases of stock	(550)	—	(638)
Proceeds from issuances of notes payable	—	—	28,600
Repayments of notes payable	—	—	(100)

Net cash provided by (used for) financing activities	(550)	5	173,490

Net increase (decrease) in cash and cash equivalents	(2,933)	(4,014)	77,733
Effect of foreign exchange rates	(2)	1	1
Cash and cash equivalents at beginning of period	7,233	81,747	—

Cash and cash equivalents at end of period	$4,298	$77,734	$77,734

Supplemental Cash and Non-Cash Information

Cash paid for interest	$—	$—	$126

Non-cash conversions of notes payable, accrued interest, note premiums and discounts, preferred stock, non-voting common stock, preferred warrants, and common warrants upon initial public offering in December 2010	$—	$—	$120,349

The accompanying notes are an integral part of these financial statements.

REVA Medical, Inc.
(a development stage company)
Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share, and per unit amounts)
1. Background and Basis of Presentation
Background: REVA Medical, Inc. (“REVA”) was incorporated in California in 1998 under the name MD3, Inc. In March 2002, we changed our name to REVA Medical, Inc. In October 2010, we reincorporated in Delaware. We established a non-operating wholly owned subsidiary, REVA Germany GmbH, in 2007. In these notes the terms “us,” “we,” or “our” refer to REVA and our consolidated subsidiary unless context dictates otherwise.
In December 2010, we completed an initial public offering of our common stock, as more fully described below.
We are currently developing proprietary designs and biomaterial technologies that will be used primarily for a bioresorbable stent to treat vascular disease in humans. We initiated the first human clinical trial of our bioresorbable stent during 2007 and plan to initiate a pilot clinical trial in the third quarter of 2011.
Basis of Presentation: We have prepared the accompanying consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting of interim financial information and, therefore, certain information and footnote disclosures normally included in annual financial statements have been omitted. Accordingly, these interim financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and with the audited financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2010.
The consolidated financial statements include the accounts of REVA and our wholly owned subsidiary, REVA Germany GmbH. All intercompany transactions and balances, if any, have been eliminated in consolidation. The interim consolidated balance sheet as of March 31, 2011 and the consolidated statements of operations and of cash flows for the three months ended March 31, 2010 and 2011 and the period from June 3, 1998 (inception) through March 31, 2011 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in our opinion, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair statement of the results of these interim periods have been included. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011 or for any other interim period.
Development Stage and Capital Resources: We are considered a “development stage” enterprise, as we have not yet generated revenues from the sale of products. Although we have been researching and developing new technologies and product applications and have initiated the first human clinical trial of our bioresorbable stent, we do not anticipate having a product available for sale for at least the next several years. Until revenue is generated from a saleable product, we expect to continue to incur substantial operating losses and experience significant net cash outflows. As discussed below, we completed an initial public offering of our common stock in December 2010. We believe that we have sufficient capital to fund our operations at least through March 31, 2012.
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

1. Background and Basis of Presentation (continued)
Use of Estimates: In order to prepare our financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Our most significant estimates relate to, or have related to, expense accruals and fair market value determinations of notes payable and embedded conversion features, common and preferred stock warrants, preferred stock rights liability, and stock-based compensation. Actual results could differ from our estimates.
Recent Accounting Pronouncements: There were no accounting pronouncements were issued or adopted by us during the three months ended March 31, 2011 that had a material effect on our consolidated financial statements or that are reasonably certain to have a material impact on the consolidated financial statements in future periods.
2. Balance Sheet Details

	December 31,	March 31,
	2010	2011
Property and equipment:
Furniture and office equipment	$351	$368
Laboratory equipment	2,400	2,559
Leasehold improvements	559	559

	3,310	3,486
Accumulated depreciation and amortization	(2,347)	(2,458)

	$963	$1,028

Accrued expenses and other current liabilities:
Accrued salaries and other employee costs	$353	$433
Accrued operating expenses	192	345
Accrued use taxes	15	26
Deferred rent	31	21

	$591	$825

3. Income Taxes
We have reported net losses for all periods through March 31, 2011; therefore, no provision for income taxes has been recorded since our inception. The net operating loss carryforwards arising from our net losses may be available to offset future taxable income for income tax purposes; however, under Internal Revenue Code (“IRC”) Sections 382 and 383, use of the net operating loss carryforwards, as well as our research tax credit carryforwards, may be limited based on cumulative changes in ownership. Since we have not completed an IRC Section 382/383 analysis regarding the limitations on carryforwards, we have removed the deferred tax assets arising from net operating losses and research credits from our deferred tax asset schedule. We have established a valuation allowance against the remainder of our net deferred tax assets due to the uncertainty surrounding the realization of those assets. We periodically evaluate the recoverability of the deferred tax assets and, when it is determined that it is more-likely-than-not that the deferred tax assets are realizable, the valuation allowance will be reduced. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

4. Stock-Based Compensation
The Plan: Our 2010 Equity Incentive Award Plan was adopted in October 2010; this plan was a follow-on to our 2001 Stock Option/Stock Issuance Plan, which would have expired in May 2011. The two plans are collectively referred to as the “Plan.” The Plan provides for restricted stock awards as well as grants of incentive and non-qualified stock options for purchase of our common stock at a price per share of at least 85 percent of the fair market value on the date of grant. The number of shares reserved under the Plan may be increased annually by up to three percent of the outstanding stock of the Company. On January 1, 2011, an additional 981,615 shares were added, resulting in a total of 5,160,953 shares reserved under the Plan as of March 31, 2011. The term of the options granted under the Plan may not exceed ten years. Vesting periods of stock awards and option grants are determined by the Board of Directors and are generally four- or five-year periods. All options are immediately exercisable upon grant and are subject to repurchase by us at the exercise price in the event an employee terminates service prior to being fully vested.
Option activity under the Plan is as follows:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Balance at December 31, 2010	3,016,800	$5.96
Granted	401,000	$13.70
Forfeited	(800)	$9.09
Exercised	(3,300)	$1.29

Balance at March 31, 2011	3,413,700	$6.87

During the three months ended March 31, 2011, we awarded 5,000 shares of restricted stock; we had not previously awarded any restricted stock under the Plan. Fifty percent of the restricted stock award vests in May 2011, 25 percent vests in May 2012, and the remaining 25 percent vests in May 2013.
No tax benefits arising from stock-based compensation have been recognized in the consolidated statements of operations through March 31, 2011.
Stock Options and Restricted Stock to Employees: We account for option grants and restricted stock awards to employees based on their estimated fair values on the date of grant or award, with the resulting stock-based compensation recorded over the vesting period on a straight-line basis. We include non-employee directors as employees for this purpose. We recorded $21 and $64 as research and development expense and $18 and $614 as general and administrative expense during the three months ended March 31, 2010 and 2011, respectively.
No options were granted to employees during the three months ended March 31, 2010. The fair value of options granted and restricted stock awarded during the three months ended March 31, 2011 was estimated using a dividend yield of zero percent, an expected life of 6.25 years, a risk-free interest rate of 2.68 percent, and an expected volatility of 63.9 percent. The assumed risk-free interest rate was based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected life of the option. The assumed volatility was calculated from the historical market prices of a selected group of publicly traded companies considered to be our peers. We used peer group data due to the fact that we have limited historical trading data. The expected option life was calculated using the simplified method under the accounting standard for stock compensation and a ten-year option expiration. The simplified method is used since we believe our option activity as a public company will differ from that of our own historical experience. The expected dividend yield of zero reflects that we have not paid cash dividends since inception and do not intend to pay cash dividends in the foreseeable future. The options granted to employees had a weighted average grant date fair value of $8.35 per share.
There were no options exercised in the three months ended March 31, 2010. The aggregate intrinsic value of options exercised in the three months ended March 31, 2011 was $42.

4. Stock-Based Compensation (continued)
Stock Options to Consultants: We account for stock options granted to consultants at their fair value. Under this method, the fair value is estimated at each reporting date during the vesting period using the Black-Scholes option-pricing model. The resulting stock-based compensation expense is recorded over the consultant’s service period. During September 2009, consultants were granted options to purchase 50,000 shares of common stock. Stock-based compensation, which was recorded as research and development expense, arising from these options totaled $36 and $59 for the three months ended March 31, 2010 and 2011, respectively. The fair value of consultant options at March 31, 2010 and 2011 was estimated to be $4.95 and $12.89 per share, respectively, based on the following assumptions:

	Three Months Ended
	March 31,
	2010	2011
Dividend yield	0.0%	0.0%
Expected life — years	6.00	8.46
Risk-free interest rate	2.60%	3.19%
Expected volatility of common stock	78.4%	63.9%
Non-Plan Options: Prior to establishment of the Plan, we had issued non-qualified options to purchase common stock under terms similar to those of the Plan. As of December 31, 2010, a total of 10,000 of these options were outstanding. During the three months ended March 31, 2010, a total of 5,000 of the options were exercised and 5,000 expired; none remained outstanding as of March 31, 2010. All stock-based compensation expense related to these options was recorded prior to 2010.
5. Commitments and Contingencies
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
Additional terms of the technology licenses include annual licensing payments of $175 until the underlying technology has been commercialized; the $175 for 2011 was paid during the three months ended March 31, 2011. Terms of the licenses also include other payments to occur during commercialization that could total $950, payment of $350 upon a change in control of ownership, and payment of patent filing, maintenance, and defense fees. The license terms remain in effect until the last patent expires.
6. Comprehensive Loss
Our net loss reconciles to comprehensive loss as follows:

	Three Months Ended
	March 31,
	2010	2011
Net loss	$(2,976)	$(5,133)
Foreign currency translation adjustments	(2)	1

Comprehensive loss	$(2,978)	$(5,132)

7. Net Loss Per Common Share
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
The following table presents the potential common shares outstanding or common share equivalents that were excluded from the computation of diluted net loss per share because including them would have been antidilutive:

	Three Months Ended
	March 31,
	2010	2011
Convertible preferred stock	13,853,882	—
Common stock options	1,560,500	3,413,700
Convertible notes payable and accrued interest	3,157,446	—
Convertible preferred stock warrants	289,851	—
Common stock warrants	1,234,560	—

	20,096,239	3,413,700

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q and with our consolidated financial statements and the related notes thereto that are contained in our Annual Report on Form 10-K for the year ended December 31, 2010. In addition to historical information, the following discussion and analysis includes forward-looking information that involves risks, uncertainties, and assumptions. Actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” elsewhere in this Form 10-Q and in our Form 10-K.
Overview
     We are a development stage medical device company working toward commercialization of our proprietary technologies to provide minimally invasive medical devices for treatment of conditions in the human body. Since the inception of our company in 1998, our efforts have been concentrated on the development of a stent for use in coronary applications. We currently are in the later stages of developing a bioresorbable drug-eluting coronary stent that we have named the ReZolvetm stent. In a clinical use, this stent will be implanted by an interventional cardiologist during a minimally invasive surgery to a coronary artery location with a delivery catheter system. The stent combines our proprietary stent design with a proprietary polymer that is metabolized and cleared from the body over time, leaving the body free of a permanently implanted device. We have invested significant time and funds in the scientific research, engineering development, and testing of the stent in laboratory and preclinical studies. We believe the results of this testing have shown the technology to be safe and effective and that it is suitable for final development and human clinical studies.
     In 2007, we enrolled patients in a small clinical study that proved the viability of our stent technology while confirming the areas needing further development and we have been advancing the product design and features since that time. We intend to initiate a pilot human clinical trial of the ReZolvetm stent after we complete the final preclinical tests, which are currently scheduled to finish during the second quarter of 2011, and receive regulatory approval to proceed with the trial. The trial will most likely begin enrolling during the third quarter of 2011. Assuming acceptable results from the pilot clinical trial, we will initiate a larger scale human clinical trial that will provide the data needed to apply for CE Mark approval in Europe. If and when we receive CE Mark approval, we plan to sell our stent in Europe. In order to produce quantities of the stent large enough to accommodate the clinical trials and commercial needs, when that time arrives, we will need to scale-up our manufacturing processes and expand our capabilities to allow for such things as additional stent dimensions. We have begun preliminary development of the methods and processes for the manufacturing scale-up and we plan to work on the dimensional and other aspects during the remainder of this year and in 2012.
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
     We have performed all of our research and development activities from one location in San Diego, California. As of March 31, 2011, we had 55 employees, a significant number of whom are degreed professionals and four of whom are PhDs. We leverage our internal expertise with contract research and preclinical laboratories, outside polymer and catheter manufacturing, and other outside services as needed. We have two clean rooms and multiple engineering and chemistry labs at our facility, in addition to our corporate and administrative office. We are ISO certified to the medical device standard 13485:2003 and intend to maintain the certification to support our commercialization plans.
     We have not yet developed a product to a saleable stage and, therefore, we have not generated any product or other revenues. Our development efforts have been funded with a variety of capital received from angel investors, venture capitalists, strategic partners, hedge funds, and individuals. We completed an initial public offering (“IPO”) of our common stock in December 2010. Since our inception, we have received approximately $154 million in equity proceeds and $29 million from issuance of notes payable (such notes payable were converted to common stock upon the IPO). As of March 31, 2011, we had approximately $77.7 million in cash available for operations.

We have incurred substantial losses since our inception. As of March 31, 2011, we had accumulated a deficit of approximately $134.0 million. We expect our losses to continue for the next several years as we continue our development work and, if these efforts are successful and we are able to obtain approval to sell our products, we expect to commence commercial sales thereafter.
     Our company was founded in California in June 1998 and named MD3, Inc. We changed our name to REVA Medical, Inc. in March 2002. We reincorporated from the State of California to the State of Delaware in October 2010; as a result, the rights of our stockholders are governed by the Delaware General Corporation Law. We formed a wholly owned subsidiary in Germany in 2007 to facilitate our clinical trials and our planned commercialization of products; we have not used this subsidiary yet for any operating activities.
Key Components of our Results of Operations
     Since we are still in a pre-revenue stage and our activities are focused on further developing and testing our bioresorbable coronary stent with the goal of commercially selling it, as well as performing minimal research and tests to determine the feasibility of other product possibilities, our operating results primarily consist of research and development expenses and general and administrative expenses.
     Research and Development Expenses: Our research and development expenses arise from a combination of internal and external costs. Our internal costs primarily consist of employee salaries and benefits, facility and other overhead expenses, and engineering and other supplies that we use in our labs for prototyping, testing, and producing our stents and other product possibilities. Our external costs primarily consist of contract research, engineering consulting, polymer production costs, polymer lasing costs, catheter system and restenotic drug purchases, preclinical and clinical study expenses, and license fees paid for the technology underlying our polymer materials. All research and development costs are expensed when incurred. We have increased the level of our research and development activities in 2011 as we prepare for human clinical trials. We expect a significant increase in our clinical study costs once we begin our pilot clinical trial and, if the pilot trial is successful, our larger scale follow-on clinical trial that will provide the data for a CE Mark application in Europe.
     General and Administrative Expenses: Our general and administrative expenses consist primarily of salaries and benefits for our executive officers and administrative staff, corporate office and other overhead expenses, legal expenses including patent filing and maintenance costs, audit and tax fees, investor relations and other public company costs, and travel expenses. Although our patent portfolio is one of our most valuable assets, we record legal costs related to patent development, filing, and maintenance as expenses when the costs are incurred since the underlying technology associated with these assets is purchased or incurred in connection with our research and development efforts and the future realizable value cannot be determined. We anticipate that we will continue to invest in patents at similar levels as we have in the past. Upon completion of our initial public offering (“IPO”) in December 2010, we began to expand our corporate infrastructure and also began to incur public company reporting and other costs. We anticipate that we will continue to expand our corporate infrastructure, including the addition of personnel and reporting systems, to support the needs of being a public company and to prepare for commercial sales of our products, which will increase our general and administrative expenses significantly.
     Other Expense and Income: After completion of our IPO in December 2010, our non-operating income and expense primarily consist of interest income earned on our investments. Prior to completion of the IPO, non-operating expenses primarily arose from interest expense on notes payable, losses from the change in value of outstanding warrants to purchase preferred stock, and losses from the extinguishment of notes payable. All the notes payable, along with the accumulated accrued interest, converted into common stock upon our IPO and all the warrants for purchase of preferred stock were exercised for cash and on a net issuance basis upon the IPO. No notes payable or warrants remained outstanding after the IPO and, therefore, we have no continuing expense related to them.
Critical Accounting Policies and Estimates
     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, stockholders’ equity, expenses, and the presentation and disclosures related to those items. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis; changes in our estimates and assumptions are reasonably likely to occur from period to period. Additionally, actual results could differ significantly from the estimates we make. To the extent there are material changes in our estimates or material differences between our estimates and our actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
     While we have other key accounting policies that are less subjective and, therefore, their application would not have a material impact on our reported results, we believe the following accounting policies involve a greater degree of judgment and complexity than our other accounting policies and, therefore, are the most critical to understanding and evaluating our consolidated financial condition and results of operations.
     Research and Development Costs: We expense research and development costs as incurred. Our preclinical and clinical study costs are incurred on a contract basis and generally span a period from a few months to longer than a year. We record costs incurred under these contracts as the work occurs and make payments according to contractual terms. Until a contract is completed, we estimate the amount of work performed and accrue for estimated costs that have been incurred but not paid. As actual costs become known, we adjust our accruals. We expect our clinical expense accruals to increase as we enroll patients in our pilot trial, which we expect to initiate during the third quarter of 2011, and, if successful, our follow-on larger clinical trial. We expect to make estimates as to the work performed throughout the term of these trials, which is expected to be five years. As a public company, we are required to make these estimates in shorter time frames and with less actual data than we have in the past, which may result in our estimates being less accurate and subject to possible material changes in our accruals, which could also materially affect our results of operations within any fiscal period. To date, there have been no material changes in our research and development expense estimates.
     Income Taxes: We are currently subject to taxation in U.S. and California jurisdictions, but because we have not yet reached the stage of generating revenue and we have accumulated significant tax losses, we have not been required to pay income taxes. To account for the tax effects of our accumulated losses and other tax-related items, we use the asset and liability method, as defined by accounting standards. Under this accounting, we determine our deferred tax assets and liabilities based on the estimated future tax consequences of current temporary differences between the financial statement carrying amounts of the assets and liabilities and their respective tax bases, using tax rates that we expect to be in effect when the temporary difference will be realized. After we have quantified our deferred tax assets and liabilities, we evaluate their ability to be realized. If a deferred tax asset or liability is determined to have less than a 50 percent likelihood of being upheld upon an examination by taxing authorities, or if we are unable to make such a determination, we do not recognize the tax asset or liability. We also establish a valuation allowance for a deferred tax asset or liability when we determine that it is likely to not be realized; since our inception, we have recorded valuation allowances for the full amount of our net deferred tax assets, as the realization of the deferred tax asset is uncertain. In determining our tax accounting, we use estimates and make assumptions that we believe are reasonable; however, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities and actual tax outcomes could vary significantly from our estimates. Additionally, as a result of our using estimates, if factors change and we use different estimates, the amounts we have determined related to our tax positions could be materially different in the future.
     Stock-Based Compensation: We recognize stock-based compensation expense in connection with stock option grants to employees, directors, and consultants and restricted stock awards to employees. For grants and awards to employees and directors, we determine the amount of compensation expense by estimating the fair value of the option or stock on the date of grant or award, and then amortize that fair value on a straight-line basis over the period the recipient provides service, which generally is four or five years, and record the expense in our statement of operations as either research and development expense or general and administrative expense based on the recipient’s work classification. We estimate the fair value by using the Black-Scholes option pricing model. For the model inputs, we use the fair value of the underlying common stock, a risk-free interest rate that corresponds to the vesting period of the option, an expected option life between six and 6.5 years, and an estimate of volatility based on the market trading prices of comparative peer companies. Additionally, we reduce the amount of recorded compensation expense to allow for potential forfeitures of the options; the forfeiture rate is based on our actual historical forfeitures and has ranged from approximately 2.5 percent to 5.3 percent. For options granted to consultants, we estimate the fair value at the date of grant and at each subsequent accounting date and record compensation expense in our statement of operations based on the fair value during the service period of the consultant, which is generally a five-year vesting period. We estimate the fair value by using the Black-Scholes option pricing model with the same approach to inputs and assumptions as described above. As a result of our use of estimates, if factors change and we use different assumptions, the amount of our stock-based compensation expense could be materially different in the future.

Results of Operations
Comparison of the Three Months Ended March 31, 2010 and 2011
     Following is a summary of our operating results for the periods indicated:

	Three Months Ended
	March 31,		%
	2010	2011	Change
	(In thousands)
Research and development expense	$1,863	$3,241	74%
General and administrative expense	$368	$1,928	>100%
Interest income	$1	$46	>100%
Interest expense	$389	$—	(100%)
Loss on change in fair value of preferred stock warrant liability	$375	$—	(100%)
Other income (expense)	$18	$(10)	>(100%)
Cumulative dividends on Series H convertible preferred stock	$655	$—	(100%)
     In both 2010 and 2011, our primary focus was continuing the development of our ReZolvetm stent. During 2010, our activities centered around refining the stent’s design and delivery system, while our 2011 activities have been centered around testing and readying the stent for human clinical trials and increasing manufacturing capabilities.
     Research and development expense increased $1.38 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase was due to several factors. Personnel costs, including recruitment costs, increased $599,000 primarily due to increased headcounts for engineering, manufacturing, and clinical employees. Stent material costs increased $262,000 primarily due to polymer and lasing needs in 2011 as design finalization, preclinical testing, and manufacturing process development required greater quantities. Preclinical study costs increased $138,000 as a result of additional quantities and varieties of studies performed to test the stent. Other engineering and testing costs, including lab supplies and consultants, increased $171,000 in support of the testing and manufacturing development efforts. Clinical costs increased $110,000 as we began to initiate site selection activities. The remainder of the change in research and development expenses between periods is due to increases in research and facilities costs.
     General and administrative expense increased $1.56 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Stock-based compensation expense increased $596,000 due to stock option grants made to senior executives and non-employee directors in October 2010. Other personnel costs increased $338,000 due to our employment of a chief executive officer in August 2010 and resumption of full salary to senior executives in July 2010. Legal fees increased $260,000 primarily as a result of greater patent maintenance and foreign filing costs and greater general counsel costs related to both U.S. and Australian public company reporting requirements. Audit fees increased $125,000 due to public company requirements. Board fees were $46,000 and investor relations and other costs of being a public company approximated $100,000 in 2011; we had no corresponding costs in the prior year period. The remainder of the change in general and administrative expenses between periods was due to increases in travel and entertainment, general office, and other expenses.
     Interest income increased $45,000 for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 as a result of interest earned on proceeds from our initial public offering (“IPO”) that was completed in December 2010.
     Interest expense and the change in the fair value of preferred stock warrant liability were zero in the three months ended March 31, 2011, due to the conversion to common stock of the outstanding notes payable and the exercise of the warrants, both of which occurred upon our IPO.
     Other income and expense remained relatively immaterial for the three months ended March 31, 2011 and did not change significantly compared to the same period in 2010. This income or expense primarily arises from gains and losses in foreign currency exchange rates when we purchase goods or services from foreign suppliers.

Liquidity and Capital Resources
Sources of Liquidity
     We are considered a “development stage” enterprise, as we have not yet generated revenues from the sale of products. Although we have been researching and developing new technologies and product applications and we enrolled patients in a small clinical study of our bioresorbable stent in 2007, we do not anticipate having a product available for sale for at least the next several years. Until revenue is generated from a saleable product, we expect to continue to incur substantial operating losses and experience significant net cash outflows. We have incurred losses since our inception in June 1998 and as of March 31, 2011, we had an accumulated deficit of approximately $134.0 million.
     In December 2010 we completed an initial public offering (“IPO”) of our common stock (in the form of CHESS Depositary Interests, or “CDIs”) primarily to investors in Australia, the United States, Hong Kong, and London. We issued 7,727,273 shares of common stock at $10.91 per share for gross proceeds of $84.3 million. We incurred $8.5 million in issuance costs in connection with our IPO. Concurrent with the completion of our IPO, all of our outstanding convertible preferred stock, non-voting common stock, notes payable, and accrued interest on notes payable converted to common stock. Additionally, all outstanding warrants were exercised for common stock, either through a cash payment to us or on a net exercise basis. We also issued common stock for cumulative dividends on our Series H convertible preferred stock. A total of 22,419,771 shares of common stock were issued from these conversions, exercises, and dividends.
     Prior to our IPO, we funded our operations from a combination of private placements of our equity securities, for which we received aggregate net proceeds of $68.9 million, and issuances of notes payable, for which we received $28.5 million in net proceeds.
     Based on our current operating plans, we believe that the proceeds from our IPO will be sufficient to meet our capital and operating needs for at least the next three years and that our cash balances at March 31, 2011 will be sufficient to satisfy our liquidity requirements and provide sufficient working capital to carry out our business objectives.
Cash Flows
     Following is a summary of our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2010	2011
	(In thousands)
Net cash used for operating activities	$(2,378)	$(3,839)
Net cash used for investing activities	$(5)	$(180)
Net cash provided by (used for) financing activities	$(550)	$5
Effect of foreign exchange rates	$(2)	$1

Net decrease in cash and cash equivalents	$(2,935)	$(4,013)

Net Cash Flow from Operating Activities
     Net cash used for operating activities during the first quarter of 2010 primarily reflects the quarterly net loss of $2.98 million. We also used cash of $356,000 for the net changes in operating assets and liabilities. These items were offset by non-cash expenses of $388,000 for interest on notes payable, $375,000 for the change in fair value of the preferred stock warrant liability, $124,000 of depreciation and amortization, and $67,000 of stock-based compensation and other expense.
     Net cash used for operating activities during the first quarter of 2011 primarily reflects the quarterly net loss of $5.13 million. A total of $431,000 was provided from the net changes in operating assets and liabilities, which was offset by non-cash expenses of $116,000 for depreciation and amortization, $737,000 for stock-based compensation, and $10,000 for other expense.

Net Cash Flow from Investing Activities
     Net cash used in investing activities during the three months ended March 31, 2010 and 2011 consisted of the net purchases of property and equipment. A majority of the purchases in both years was for lab equipment.
Net Cash Flow from Financing Activities
     Cash used for financing activities during the first quarter of 2010 related to an administrative purchase of our Series H convertible preferred stock to facilitate a sale from certain existing stockholders to certain other related party stockholders upon our exercise and assignment of a right of first refusal for the stock. Following our purchase, the stock was resold to the related party stockholders in May 2010.
     Cash provided by financing activities during the first quarter of 2011 resulted from issuances of common stock upon the exercise of employee stock options.
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
     Our forecasts for the period of time through which our financial resources will be adequate to support our operations and the costs to complete development of products are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.
     Because of the numerous risks and uncertainties associated with the development of medical devices, such as our ReZolvetm stent, we are unable to estimate the exact amounts of, or timing of, capital outlays and operating expenditures necessary to complete development, continue ongoing preclinical studies, conduct human clinical trials, and successfully deliver a commercial product to market. Our future funding requirements will depend on many factors, including, but not limited to:
•	the time and effort it will take to successfully complete the development and testing of the ReZolvetm stent;

•	the time and effort it will take to identify, develop, and scale-up manufacturing processes;

•	the scope, enrollment rate, and costs of our human clinical trials;

•	the scope of research and development for any of our other product opportunities;

•	the cost of filing and prosecuting patentable technologies and defending and enforcing our patent and other intellectual property rights;

•	the terms and timing of any collaborative, licensing, or other arrangements that we may establish;

•	the requirements, cost, and timing of regulatory approvals;

•	the cost and timing of establishing sales, marketing, and distribution capabilities;

•	the cost of establishing clinical and commercial supplies of our products and any products that we may develop;

•	the effect of competing technological and market developments; and

•	the cost and ability to license technologies for future development.
     Future capital requirements will also depend on the extent to which we acquire or invest in businesses, products, and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.
Contractual Obligations, Commitments, and Contingencies
     The following table summarizes our outstanding contractual obligations as of March 31, 2011:

	Payments Due by Period
		(In thousands)
	Total	Under 1 Year	Over 1 Year
Operating lease obligations	$182	$182	$—
Purchase obligations	$457	$457	$—
Employment agreements	$450	$450	$—

Total contractual obligations	$1,089	$1,089	$—

Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.
Recent Accounting Pronouncements
     Occasionally, new accounting standards are issued or proposed by the Financial Accounting Standards Board or other standards-setting bodies and we adopt them by the effective date specified within the standard. Unless otherwise discussed, standards that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Sensitivity
     Our cash and cash equivalents of $77.7 million at March 31, 2011 consisted of cash and money market funds that will be used for working capital purposes. We do not enter into investments for trading or speculative purposes. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates in the U.S. Because of the short-term nature of our cash and cash equivalents, we do not believe that we have any material exposure to changes in their fair values as a result of changes in interest rates.
Foreign Currency Risk
     To date, our purchases from foreign suppliers and consultants have been minimal and have been denominated primarily in the currencies of Australia and the European Union. Although minimal, we have had and will continue to have exposure to foreign currency exchange rate fluctuations. We do not enter into foreign currency hedging transactions. Although our German subsidiary is non-operational, its functional currency is the Euro; accordingly, the effects of exchange rate fluctuations on the net assets of the subsidiary are accounted for as translation gains or losses in accumulated other comprehensive income within stockholders’ equity. A change of ten percent or more in foreign currency exchange rates of the Australian dollar or the Euro would have a material impact on our financial position and results of operations if we continue or increase our purchases denominated in these currencies.

Related Party Transactions
     Our related parties include the members of our Board of Directors and investors with five percent or more of our outstanding securities. As of March 31, 2011, our related parties collectively represented approximately 65 percent of our outstanding stock. Transactions with our related parties historically consisted of notes payable issued to members of our board of directors, or firms they represented, or to the investors that held in excess of five percent of our securities. All of our notes payable together with accrued interest converted into common stock upon our initial public offering in December 2010.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated, recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired objectives. In reaching a reasonable level of assurance, management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We may from time to time be subject to various claims and legal actions during the ordinary course of our business. We believe that there are currently no claims or legal actions that would reasonably be expected to have a material adverse effect on our results of operations or financial condition.
Item 1A. Risk Factors
     Investing in our common stock or our CHESS Depository Interests (or “CDIs”) involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2010 includes a detailed discussion of our risk factors in the section, “Item 1A. Risk Factors.” Set forth below are certain material changes from the risk factors previously disclosed in the Form 10-K. You should carefully consider the risk factors discussed in our Form 10-K and in this Quarterly Report on Form 10-Q, as well as our other public filings, before deciding whether to invest in our common stock or CDIs. The occurrence of any of the items discussed in the Form 10-K or in this Form 10-Q could harm our business, financial condition, results of operations, or growth prospects, any of which could cause the trading price of our CDIs to decline and you may lose all or part of your investment.
Risks Related to Our Business
We rely on specialized suppliers for certain components and processes in the manufacture of our ReZolvetm stent.
     We rely on suppliers for several critical components used in our ReZolvetm stent, including the stent polymer, the process of lasing the polymer, and the supply of delivery catheters. We also outsource the sterilization of the finished product. Our reliance on third-party suppliers subjects us to risks that could harm our business, including:
•	we are not a major customer of many of our suppliers, and these suppliers may therefore give other customers’ needs higher priority than ours;

•	our suppliers have no contractual obligation to supply, and we are not obligated to purchase, any components used in our ReZolvetm stent, which may result in supply interruptions;

•	our suppliers source raw materials through supply chains that periodically are unable to provide needed materials in a timely manner, which may cause delays in providing critical components to us;

•	our polymer is complex and must be manufactured to extremely tight tolerances and specifications with the result that our suppliers, especially new suppliers, may make errors in manufacturing that could negatively affect the efficacy or safety of the ReZolvetm stent or cause our components not to be delivered on time or at all or to be delivered outside of specifications;

•	the availability of second-source suppliers may be extremely limited or their implementation as a supplier may be lengthy due to the tight tolerances and specifications which we require for the ReZolvetm stent; and

•	switching suppliers or changes to our service providers may require product redesign and submission to the regulatory authorities to whom we are seeking approval for our ReZolvetm stent.
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
Risks Related to Our CDIs and Common Stock
Future sales of our common stock may depress our share price.
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
     Additionally, the holders of an aggregate of 21,059,331 shares of our outstanding common stock have been subject to escrow agreements prohibiting sales of these shares since the date of our initial public offering; these escrow agreements expire on June 23, 2011 and, therefore, the shares will no longer be restricted from sale.
     In April 2011, we filed a registration statement covering common stock issued or reserved for issuance under our stock incentive plans; the underlying shares can now be freely sold under the federal securities laws and may be tradable under state securities laws if a holder satisfies such laws or is exempt from them, subject to vesting provisions or other contractual arrangements. In addition, our 2010 Equity Incentive Plan provides for annual increases in the number of shares available for issuance under the plan.
     We may sell additional common stock in subsequent public offerings, which may adversely affect the market price for our CDIs and common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
     None.
Use of Proceeds from Registered Securities
     On December 16, 2010, we closed our initial public offering, in which we sold 77,272,730 CDIs, representing 7,727,273 shares of our common stock, at a price to the public of A$1.10 per CDI or A$11.00 per share. The aggregate offering price for CDIs sold in the offering was A$85.0 million (which equated to approximately US$84.3 million). The offer and sale of all of the CDIs in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-168852), which was declared effective by the SEC on November 15, 2010. We also lodged a Prospectus with the Australian Securities and Investments Commission prior to the allotment and issuance of CDIs under the offering. The offering commenced as of November 29, 2010 and did not terminate before all of the securities registered in the registration statement were sold. There was no underwriter and no selling stockholders in the offering. Inteq Limited (“Inteq”), acted as our placement agent in connection with the offering of our CDIs outside of the United States to non-U.S. residents. We raised approximately $75.8 million in net proceeds after deducting placement agent fees and other offering expenses. No payments were made by us to directors, officers, or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service.
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
     The foregoing expected use of the net proceeds represents our current intentions based upon our present plans and business condition. The amounts and timing of our actual expenditures may vary significantly and will depend upon numerous factors, including the timing and success of our development efforts and clinical trials. We plan to commence clinical trials in the United States after we receive acceptable data from the European clinical trials. Due to the regulatory requirements in the U.S. that require a study with a large number of patients, we anticipate needing additional funding in order to carry out the U.S. clinical trials.

     Pending the use of net proceeds, we have invested the offering proceeds in accordance with our investment policy, which allows short-term, interest-bearing obligations, investment grade instruments, certificates of deposit, or guaranteed obligations of the U.S. government.
Item 3. Defaults upon Senior Securities
     None
Item 4. (Removed and Reserved)
Item 5. Other Information
     Not applicable.
Item 6. Exhibits
     The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Quarterly Report on
Form 10-Q.

SIGNATURES
     Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

REVA Medical, Inc.
Date: May 16, 2011	/s/ Robert B. Stockman
Robert B. Stockman
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2011	/s/ Katrina L. Thompson
Katrina L. Thompson
Chief Financial Officer and Secretary (Principal Accounting Officer)

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