Form 10-K/A
period 2010-12-31
REVA Medical, Inc.
filed 2011-06-22
CIK 1496268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 000-54192
REVA MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0810505
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5751 Copley Drive, Suite B, San Diego, CA	92111
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(858) 966-3000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.0001 par value per share	Australian Securities Exchange
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
As of March 15, 2011, there were 32,765,503 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part
Portions of the registrant’s notice of annual meeting of stockholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year end of December 31, 2010 are incorporated by reference into Part III of this report
III

PART IV
Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
INDEX TO EXHIBITS
EX-31.1
EX-31.2
EX-32.1

Explanatory Note
This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 is being filed solely to correct the cover page of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. No other information in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 is hereby amended.
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

REVA Medical, Inc.
Dated: June 21, 2011	By:	/s/ Robert B. Stockman
		Name:	Robert B. Stockman
		Title:	Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Robert B. Stockman Robert B. Stockman	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	June 21, 2011

/s/ Katrina Thompson Katrina Thompson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 21, 2011

/s/ Robert K. Schultz, Ph.D. Robert K. Schultz, Ph.D.	President and Chief Operating Officer	June 21, 2011

/s/ Brian Dovey	Director	June 21, 2011
Brian Dovey

/s/ Anne Keating	Director	June 21, 2011
Anne Keating

/s/ Gordon E. Nye	Director	June 21, 2011
Gordon E. Nye

/s/ James J. Schiro	Director	June 21, 2011
James J. Schiro

/s/ Robert Thomas	Director	June 21, 2011
Robert Thomas

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibits
3.1	Amended and Restated Certificate of Incorporation.*

3.2	Amended and Restated Bylaws to be effective upon completion of this offering.*

4.1	Form of Stock Certificate.*

4.2	Form of Amended and Restated Investors’ Rights Agreement, by and among REVA Medical, Inc. and the holders of our preferred stock set forth therein.*

10.1	Telecom Business Center Business Lease between FSP Telecom Business Center Limited Partnership and REVA Medical, Inc. dated December 18, 2001.*

10.2	First Amendment to Telecom Business Center Business Lease between FSP Telecom Business Center Limited Partnership and REVA Medical, Inc. dated January 3, 2005.*

10.3	Second Amendment to Telecom Business Center Business Lease between ARI Commercial Properties, Inc. and REVA Medical, Inc. dated February 18, 2006.*

10.4	Third Amendment to Telecom Business Center Business Lease between ARI Commercial Properties, Inc. and REVA Medical, Inc. dated December 14, 2006.*

10.5	Fourth Amendment to Telecom Business Center Business Lease between ARI Commercial Properties, Inc. and REVA Medical, Inc. dated June 7, 2008.*

10.6	Agreement and Plan of Merger, dated October 13, 2004, by and among REVA Medical, Inc., Boston Scientific Corporation, RMI Acquisition Corp. and certain stockholder representatives set forth therein.*

10.7	Amendment No. 1 to the Agreement and Plan of Merger, dated December 7, 2007, by and among REVA Medical, Inc., Boston Scientific Corporation, RMI Acquisition Corp. and certain stockholder representatives set forth therein.*

10.8	Securities Purchase Agreement between Boston Scientific Corporation and REVA Medical, Inc. dated October 13, 2004.*

10.9	Amendment No. 1 to Securities Purchase Agreement between Boston Scientific Corporation and REVA Medical, Inc. dated December 7, 2007.*

10.10	Distribution Option Agreement, dated December 7, 2007, by and between REVA Medical, Inc. and Boston Scientific Corporation.*

10.11	Exclusive License Agreement Number between Rutgers, The State University of New Jersey and REVA Medical, Inc. dated July 1, 2010.++*

10.12	Royalty and License Agreement between Integra/LifeSciences Corporation and REVA Medical, Inc. dated February 2, 2004.++*

10.13	2001 Stock Option/Stock Issuance Plan.+*

10.14	Form of Stock Option Agreement.+*

10.15	Form of Addendum to Stock Option Agreement.+*

10.16	2010 Equity Incentive Plan.+*

10.17	Form of Stock Option Agreement.+*

10.18	Form of Stock Option Agreement entered into with Robert Thomas and Anne Keating.+*

10.19	Form of Director and Officer Indemnification Agreement.+*

10.20	Employment Agreement, dated July 1, 2010, by and between REVA Medical, Inc. and Robert B. Stockman.+*

10.21	Employment Agreement, dated October 21, 2010, by and between REVA Medical, Inc. and Robert Schultz.+*

10.22	Employment Agreement, dated October 21, 2010, by and between REVA Medical, Inc. and Katrina Thompson.+*

10.23	Form of Offer Management Agreement between REVA Medical, Inc. and Inteq Limited.*

10.24	Form of CDI Subscription Application for non U.S. investors.*

10.25	Form of CDI Subscription Application for U.S. investors.*

10.26	Form of Escrow Deed between REVA Medical, Inc. and Computershare Investor Services Pty Limited.*

21.1	List of Subsidiaries.*

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

99.1	Section 13 of the ASX Settlement Rules.*

+	Management Compensation Plan

++	Confidential Treatment Request

*	Filed as exhibits to the registrant’s Registration Statement on Form S-1 (File No. 333-168852), effective November 15, 2010, and incorporated herein by reference.