Form 10-Q
period 2011-06-30
REVA Medical, Inc.
filed 2011-08-15
CIK 1496268

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 000-54192
REVA MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0810505 (I.R.S. Employer Identification No.)

5751 Copley Drive, Suite B San Diego, CA 92111	(858) 966-3000 (Registrant’s telephone number,
(Address of principal executive offices)	including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of July 31, 2011, a total of 32,775,003 shares of the registrant’s Common Stock, $0.0001 par value per share, were outstanding.

REVA MEDICAL, INC.
FORM 10-Q -— QUARTERLY REPORT
For the Quarter Ended June 30, 2011

Page
PART I. FINANCIAL INFORMATION	1
Item 1. Consolidated Financial Statements	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures about Market Risk	17
Item 4. Controls and Procedures	18

PART II. OTHER INFORMATION	19
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults upon Senior Securities	21
Item 4. (Removed and Reserved)	21
Item 5. Other Information	21
Item 6. Exhibits	21

SIGNATURES	22
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
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

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
REVA Medical, Inc.
(a development stage company)
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

		June 30,
	December 31,	2011
	2010	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$81,747	$72,980
Prepaid expenses and other current assets	765	316

Total current assets	82,512	73,296
Property and equipment, net	963	1,175

Total Assets	$83,475	$74,471

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$937	$622
Accrued expenses and other current liabilities	591	861

Total Current Liabilities	1,528	1,483

Commitments and Contingencies (Note 5)

Stockholders’ Equity:
Common stock — $0.0001 par value; 100,000,000 shares authorized; 32,760,503 and 32,775,003 shares issued and outstanding at December 31, 2010 and June 30, 2011, respectively	3	3
Class B common stock — $0.0001 par value; 25,000,000 shares authorized; no shares issued or outstanding	—	—
Undesignated preferred stock — $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	210,847	212,370
Accumulated other comprehensive income	—	2
Deficit accumulated during the development stage	(128,903)	(139,387)

Total Stockholders’ Equity	81,947	72,988

Total Liabilities and Stockholders’ Equity	$83,475	$74,471

The accompanying notes are an integral part of these financial statements

REVA Medical, Inc.
(a development stage company)
Consolidated Statements of Operations
(Unaudited)
(in thousands, except share and per share amounts)

					Period from
					June 3, 1998
	Three Months Ended		Six Months Ended		(inception) to
	June 30,		June 30,		June 30,
	2010	2011	2010	2011	2011
Operating Expense:
Research and development	$1,977	$3,486	$3,840	$6,727	$81,048
General and administrative	641	1,928	1,009	3,856	24,048

Loss from operations	(2,618)	(5,414)	(4,849)	(10,583)	(105,096)

Other Income (Expense):
Interest income	1	70	2	116	1,211
Related party interest expense	(397)	—	(775)	—	(21,113)
Interest expense	(10)	—	(21)	—	(952)
Interest from amortization of notes payable premium	—	—	—	—	2,283
Gain (loss) on change in fair value of preferred stock rights and warrant liabilities	(380)	—	(755)	—	1,795
Loss on extinguishment of notes payable	—	—	—	—	(13,285)
Other income (expense)	17	(7)	35	(17)	(57)

Net Loss	(3,387)	(5,351)	(6,363)	(10,484)	(135,214)
Cumulative dividends and deemed dividends on Series H convertible preferred stock	(5,069)	—	(5,724)	—	(10,695)

Net Loss Attributable to Common Stockholders	$(8,456)	$(5,351)	$(12,087)	$(10,484)	$(145,909)

Net Loss Per Common Share:
Net loss per share, basic and diluted	$(3.08)	$(0.16)	$(4.41)	$(0.32)

Shares used to compute net loss per share, basic and diluted	2,741,943	32,774,199	2,741,053	32,769,294

The accompanying notes are an integral part of these financial statements

REVA Medical, Inc.
(a development stage company)
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

			Period from
			June 3, 1998
			(inception) to
	Six Months Ended June 30,		June 30,
	2010	2011	2011
Cash Flows from Operating Activities:
Net loss	$(6,363)	$(10,484)	$(135,214)
Non-cash adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	243	241	3,082
Loss (gain) on property and equipment disposal and impairment	—	(1)	584
Stock-based compensation	159	1,517	3,545
Interest on notes payable	795	—	8,562
Repayment premium on notes payable	—	—	11,100
Loss on change in fair value of preferred stock warrant liability	755	—	970
Gain on change in fair value of preferred stock rights liability	—	—	(2,765)
Loss on extinguishment of notes payable	—	—	13,285
Other non-cash expenses (income)	(17)	23	66
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(24)	449	(316)
Accounts payable	(653)	(315)	622
Accrued expenses and other current liabilities	746	247	807

Net cash used for operating activities	(4,359)	(8,323)	(95,672)

Cash Flows from Investing Activities:
Purchases of property and equipment	(42)	(459)	(5,009)
Sales of property and equipment	—	7	168
Purchases of short-term investments	—	—	(17,886)
Maturities of short-term investments	—	—	17,886

Net cash used for investing activities	(42)	(452)	(4,841)

Cash Flows from Financing Activities:
Proceeds from issuances of convertible preferred stock, net of costs	8,034	—	68,917
Proceeds from issuances of common stock	—	6	84,939
Initial public offering costs	(133)	—	(8,490)
Proceeds from exercises of warrants	—	—	263
Repurchases of stock	(550)	—	(638)
Proceeds from issuances of notes payable	—	—	28,600
Repayments of notes payable	—	—	(100)

Net cash provided by financing activities	7,351	6	173,491

Effect of foreign exchange rates	(4)	2	2

Net increase (decrease) in cash and cash equivalents	2,946	(8,767)	72,980
Cash and cash equivalents at beginning of period	7,233	81,747	—

Cash and cash equivalents at end of period	$10,179	$72,980	$72,980

Supplemental Cash and Non-Cash Information
Cash paid for interest	$—	$—	$126

Non-cash conversions of notes payable, accrued interest, note premiums and discounts, preferred stock, non-voting common stock, preferred warrants, and common warrants upon initial public offering in December 2010	$—	$—	$120,349

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
We are currently developing proprietary designs and biomaterial technologies that will be used primarily for a bioresorbable stent to treat vascular disease in humans. We initiated the first human clinical trial of our bioresorbable stent during 2007 and plan to initiate a pilot clinical trial of the next generation device, our ReZolveTM stent, following completion of all design verification testing, which we expect to finish during the fourth quarter 2011.
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
The consolidated financial statements include the accounts of REVA and our wholly owned subsidiary, REVA Germany GmbH. All intercompany transactions and balances, if any, have been eliminated in consolidation. The interim consolidated balance sheet as of June 30, 2011, the consolidated statements of operations for the three and six months ended June 30, 2010 and 2011 and the period from June 3, 1998 (inception) through June 30, 2011 and the consolidated statements of cash flows for the six months ended June 30, 2010 and 2011 and the period from June 3, 1998 through June 30, 2011 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in our opinion, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair statement of the results of these interim periods have been included. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011 or for any other interim period.
Development Stage and Capital Resources: We are considered a “development stage” enterprise, as we have not yet generated revenues from the sale of products. Although we have been researching and developing new technologies and product applications and have initiated the first human clinical trial of our bioresorbable stent, we do not anticipate having a product available for sale for at least the next several years. Until revenue is generated from a saleable product, we expect to continue to incur substantial operating losses and experience significant net cash outflows. As discussed below, we completed an initial public offering of our common stock in December 2010. We believe that we have sufficient capital to fund our operations at least through June 30, 2012.
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
Recent Accounting Pronouncements: There were no accounting pronouncements issued or adopted by us during the six months ended June 30, 2011 that had a material effect on our consolidated financial statements or that are reasonably certain to have a material impact on the consolidated financial statements in future periods.
2. Balance Sheet Details

	December 31,	June 30,
	2010	2011
Property and equipment:
Furniture and office equipment	$351	$370
Laboratory equipment	2,400	2,807
Leasehold improvements	559	559

	3,310	3,736
Accumulated depreciation and amortization	(2,347)	(2,561)

	$963	$1,175

Accrued expenses and other current liabilities:
Accrued salaries and other employee costs	$353	$458
Accrued operating expenses	192	372
Accrued use taxes	15	23
Deferred rent	31	8

	$591	$861

3. Income Taxes
We have reported net losses for all periods through June 30, 2011; therefore, no provision for income taxes has been recorded since our inception. The net operating loss carryforwards arising from our net losses may be available to offset future taxable income for income tax purposes; however, under Internal Revenue Code (“IRC”) Sections 382 and 383, use of the net operating loss carryforwards, as well as our research tax credit carryforwards, may be limited based on cumulative changes in ownership. Since we have not completed an IRC Section 382/383 analysis regarding the limitations on carryforwards, we have removed the deferred tax assets arising from net operating losses and research credits from our deferred tax asset schedule. We have established a valuation allowance against the remainder of our net deferred tax assets due to the uncertainty surrounding the realization of those assets. We periodically evaluate the recoverability of the deferred tax assets and, when it is determined that it is more-likely-than-not that the deferred tax assets are realizable, the valuation allowance will be reduced. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share, and per unit amounts)
4. Stock-Based Compensation
The Plan: Our 2010 Equity Incentive Award Plan was adopted in October 2010; this plan was a follow-on to our 2001 Stock Option/Stock Issuance Plan, which would have expired in May 2011. The two plans are collectively referred to as the “Plan.” The Plan provides for restricted stock awards as well as grants of incentive and non-qualified stock options for purchase of our common stock at a price per share equal to the closing market price of our stock on the date of grant. The number of shares reserved under the Plan may be increased annually by up to three percent of the outstanding stock of the Company. On January 1, 2011, an additional 981,615 shares were added, resulting in a total of 5,160,953 shares reserved under the Plan as of June 30, 2011. The term of the options granted under the Plan may not exceed ten years. Vesting periods of stock awards and option grants are determined by the Board of Directors and are generally four- or five-year periods. All options are immediately exercisable upon grant and are subject to repurchase by us at the exercise price in the event an optionee terminates service prior to being fully vested.
Option activity under the Plan is as follows:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Balance at December 31, 2010	3,016,800	$5.96
Granted	401,000	$13.70
Forfeited	(1,300)	$6.04
Exercised	(4,500)	$1.17

Balance at June 30, 2011	3,412,000	$6.88

During the six months ended June 30, 2011, we awarded 5,000 shares of restricted stock; we had not previously awarded any restricted stock under the Plan. Fifty percent of the restricted stock award vested in May 2011, 25 percent vests in May 2012, and the remaining 25 percent vests in May 2013.
No tax benefits arising from stock-based compensation have been recognized in the consolidated statements of operations through June 30, 2011.
Stock Options and Restricted Stock to Employees: We account for option grants and restricted stock awards to employees based on their estimated fair values on the date of grant or award, with the resulting stock-based compensation recorded over the vesting period on a straight-line basis. We include non-employee directors as employees for this purpose.
Expense recorded for employee options and awards under the Plan is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011
Research and development	$21	$213	$42	$277
General and administrative	17	611	35	1,225

Total stock-based compensation	$38	$824	$77	$1,502

Notes to Consolidated Financial Statements
(Unaudited)
(in thousands, except share, per share, and per unit amounts)

4.	Stock-Based Compensation (continued)
No options were granted to employees during the six months ended June 30, 2010. The fair value of options granted and restricted stock awarded during the six months ended June 30, 2011 was estimated using a dividend yield of zero percent, an expected life of 6.25 years, a risk-free interest rate of 2.68 percent, and an expected volatility of 63.9 percent. The assumed risk-free interest rate was based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected life of the option. The assumed volatility was calculated from the historical market prices of a selected group of publicly traded companies considered to be our peers. We used peer group data due to the fact that we have limited historical trading data. The expected option life was calculated using the simplified method under the accounting standard for stock compensation and a ten-year option expiration. The simplified method is used since we believe our option activity as a public company will differ from that of our own historical experience. The expected dividend yield of zero reflects that we have not paid cash dividends since inception and do not intend to pay cash dividends in the foreseeable future. The options granted to employees had a weighted average grant date fair value of $8.35 per share.
The aggregate intrinsic value of options exercised during the six months ended June 30, 2010 and 2011 was $1 and $55, respectively.
Stock Options to Consultants: We account for stock options granted to consultants at their fair value. Under this method, the fair value is estimated at each reporting date during the vesting period using the Black-Scholes option-pricing model. The resulting stock-based compensation expense, or income if the fair value declines in a reporting period, is recorded over the consultant’s service period. During September 2009, consultants were granted options to purchase 50,000 shares of common stock. Stock-based compensation, which was recorded as research and development expense (income), arising from these options totaled $46 and $(44) for the three months ended June 30, 2010 and 2011, respectively and $82 and $15 for the six months ended June 30, 2010 and 2011, respectively . The fair value of consultant options at June 30, 2010 and 2011 was estimated to be $6.59 and $9.67 per share, respectively, based on the following assumptions:

	Six Months Ended
	June 30,
	2010	2011
Dividend yield	0.00%	0.00%
Expected life — years	9.21	8.21
Risk-free interest rate	2.42%	2.84%
Expected volatility of common stock	78.40%	63.90%
Non-Plan Options: Prior to establishment of the Plan, we had issued non-qualified options to purchase common stock under terms similar to those of the Plan. As of December 31, 2010, a total of 10,000 of these options were outstanding. During the six months ended June 30, 2011, a total of 5,000 of the options were exercised and 5,000 expired; none remained outstanding as of June 30, 2011. All stock-based compensation expense related to these options was recorded prior to 2010.

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
Additional terms of the technology licenses include annual licensing payments of $175 until the underlying technology has been commercialized; the $175 for 2011 was paid during the six months ended June 30, 2011. Terms of the licenses also include other payments to occur during commercialization that could total $950, payment of $350 upon a change in control of ownership, and payment of patent filing, maintenance, and defense fees. The license terms remain in effect until the last patent expires.
6. Comprehensive Loss
Our net loss reconciles to comprehensive loss as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011
Net loss, as reported	$(3,387)	$(5,351)	$(6,363)	$(10,484)
Currency translation adjustments	(2)	1	(4)	2

Comprehensive loss	$(3,389)	$(5,350)	$(6,367)	$(10,482)

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
The following table presents the potential common shares outstanding or common share equivalents that were excluded from the computation of diluted net loss per share because including them would have been antidilutive:

	Six Months Ended
	June 30,
	2010	2011
Convertible preferred stock	14,929,713	—
Common stock options	1,560,500	3,412,000
Convertible notes payable and accrued interest	3,191,295	—
Convertible preferred stock warrants	289,851	—
Common stock warrants	1,449,725	—

	21,421,084	3,412,000

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
Overview
     We are a development stage medical device company working toward commercialization of our proprietary technologies to provide minimally invasive medical devices for treatment of conditions in the human body. Since the inception of our company in 1998, our efforts have been concentrated on the development of a stent for use in coronary applications. We currently are in the later stages of developing a bioresorbable drug-eluting coronary stent that we have named the ReZolvetm stent. In a clinical use, this stent will be implanted by an interventional cardiologist during a minimally invasive surgery to a coronary artery location with a delivery catheter system. The stent combines our proprietary stent design with a proprietary polymer that is metabolized and cleared from the body over time, leaving the body free of a permanently implanted device. We have invested significant time and funds in the scientific research, engineering development, and testing of the stent in laboratory and preclinical studies. We believe the results of this testing have shown the technology to be safe and effective to date and that it is suitable for final development and human clinical studies.
     In 2007, we enrolled patients in a small clinical study that proved the viability of our stent technology while confirming the areas needing further development. We have been advancing the product design and features since that study. We intend to initiate a pilot human clinical trial of the ReZolvetm stent after we complete the preclinical tests, including all design verification tests, which are currently scheduled to finish during the fourth quarter of 2011. We have secured regulatory approval to proceed with the trial in several locations outside the United States. We will begin enrollment in the trial directly following completion of the preclinical and design verification tests. Assuming acceptable results from the pilot clinical trial, we will initiate a larger scale human clinical trial that will provide the data needed to apply for CE Mark approval in Europe. If and when we receive CE Mark approval, we plan to sell our stent in Europe. In order to produce quantities of the stent large enough to accommodate the clinical trials and commercial needs, when that time arrives, we will need to scale-up our manufacturing processes and expand our capabilities to allow for additional stent dimensions and other aspects. We have begun preliminary development of the methods and processes for the manufacturing scale-up and we plan to work on the dimensional and other aspects during the remainder of this year and in 2012.
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
     We have performed all of our research and development activities from our location in San Diego, California. As of June 30, 2011, we had 60 employees, a significant number of whom are degreed professionals and four of whom are PhDs. We leverage our internal expertise with contract research and preclinical laboratories, outside polymer and catheter manufacturing, and other outside services as needed. We have two clean rooms and multiple engineering and chemistry labs at our facility, in addition to our corporate and administrative office. We are ISO certified to the medical device standard 13485:2003 and intend to maintain the certification to support our commercialization plans.
     We have not yet developed a product to a saleable stage and, therefore, we have not generated any product or other revenues. Our development efforts have been funded with a variety of capital received from angel investors, venture capitalists, strategic partners, hedge funds, and individuals. We completed an initial public offering (“IPO”) of our common stock in December 2010 with a listing on the Australian Securities Exchange. Since our inception, we have received approximately $153.5 million in equity proceeds and $28.5 million from issuance of notes payable

(such notes payable were converted to common stock upon the IPO). As of June 30, 2011, we had approximately $73.0 million in cash available for operations. We have incurred substantial losses since our inception. As of June 30, 2011, we had accumulated a deficit of approximately $139.4 million. We expect our losses to continue for the next several years as we continue our development work and clinical trials and, if these efforts are successful and we are able to obtain approval to sell our products, we expect to commence commercial sales thereafter.
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
     General and Administrative Expenses: Our general and administrative expenses consist primarily of salaries and benefits for our executive officers and administrative staff, corporate office and other overhead expenses, legal expenses including patent filing and maintenance costs, audit and tax fees, investor relations and other public company costs, and travel expenses. Although our patent portfolio is one of our most valuable assets, we record legal costs related to patent development, filing, and maintenance as expense when the costs are incurred since the underlying technology associated with these assets is purchased or incurred in connection with our research and development efforts and the future realizable value cannot be determined. We anticipate that we will continue to invest in patents at similar levels as we have in the past. Upon completion of our initial public offering (“IPO”) in December 2010, we began to expand our corporate infrastructure and also began to incur public company reporting and other costs. We anticipate that we will continue to expand our corporate infrastructure, including the addition of personnel and reporting systems, to support the needs of being a public company and to prepare for commercial sales of our products, which will increase our general and administrative expenses significantly.
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
     Research and Development Costs: We expense research and development costs as incurred. Our preclinical and clinical study costs are incurred on a contract basis and generally span a period from a few months to longer than a year. We record costs incurred under these contracts as the work occurs and make payments according to contractual terms. Until a contract is completed, we estimate the amount of work performed and accrue for estimated costs that have been incurred but not paid. As actual costs become known, we adjust our accruals. We expect our clinical expense accruals to increase as we enroll patients in our pilot trial, which we plan to initiate following completion of design verification tests, which are currently scheduled to finish during the fourth quarter 2011. Additional expenses will be incurred as we enroll increasing numbers of patients into the larger pivotal clinical trial that follows the pilot study. We expect to make estimates as to the work performed throughout the term of these trials, which is expected to be five years. As a public company, we are required to make these estimates in shorter time frames and with less actual data than we have in the past, which may result in our estimates being less accurate and subject to possible material changes in our accruals, which could also materially affect our results of operations within any fiscal period. To date, there have been no material changes in our research and development expense estimates.
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
     Stock-Based Compensation: We recognize stock-based compensation expense in connection with stock option grants to employees, directors, and consultants and restricted stock awards to employees. For grants and awards to employees and directors, we determine the amount of compensation expense by estimating the fair value of the option or stock on the date of grant or award, and then amortize that fair value on a straight-line basis over the period the recipient provides service, which generally is four or five years, and record the expense in our statement of operations as either research and development expense or general and administrative expense based on the recipient’s work classification. We estimate the fair value by using the Black-Scholes option pricing model. For the model inputs, we use the fair value of the underlying common stock, a risk-free interest rate that corresponds to the expected life of the option, an expected option life between six and 6.5 years, and an estimate of volatility based on the market trading prices of comparative peer companies. Additionally, we reduce the amount of recorded compensation expense to allow for potential forfeitures of the options; the forfeiture rate is based on our actual historical forfeitures and has ranged from approximately 2.5 percent to 5.3 percent. For options granted to consultants, we estimate the fair value at the date of grant and at each subsequent accounting date and record compensation expense in our statement of operations based on the fair value during the service period of the consultant, which is generally a five-year vesting period. We estimate the fair value by using the Black-Scholes option pricing model with the same approach to inputs and assumptions as described above. As a result of our use of estimates, if factors change and we use different assumptions, the amount of our stock-based compensation expense could be materially different in the future.

Results of Operations
     In both 2010 and 2011, our primary focus was continuing the development of our ReZolvetm stent. During 2010, our activities centered around refining the stent’s design and delivery system, while in 2011 our activities have been centered around testing and readying the stent for human clinical trials and increasing manufacturing capabilities. Following is a discussion of our operating results in 2011 as compared to operating results in 2010.
Comparison of the Three Months Ended June 30, 2010 and 2011
     Our operating results for the three month periods indicated are as follows:

	Three Months Ended
	June 30,		%
	2010	2011	Change
	(In thousands)
Research and development expense	$1,977	$3,486	76%
General and administrative expense	$641	$1,928	>100%
Interest income	$1	$70	>100%
Interest expense	$(407)	$—	(100%)
Loss on change in fair value of preferred stock warrant liability	$(380)	$—	(100%)
Other income (expense)	$17	$(7)	>(100%)
Cumulative dividends on Series H convertible preferred stock	$(5,069)	$—	(100%)
     Research and development expense increased $1.51 million, or 76 percent, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The increase was due to several factors. Personnel costs, including recruitment costs and stock-based compensation expense, increased $526,000 primarily due to increased headcounts for engineering, manufacturing, and clinical employees. Stent material costs increased $460,000 primarily due to polymer and lasing needs in 2011 as design finalization, preclinical testing, and manufacturing process development required greater quantities. Preclinical study costs increased $152,000 as a result of additional quantities and varieties of studies performed to test the stent. Other engineering and testing costs, including lab supplies and consultants, increased $156,000 in support of the testing and manufacturing development efforts. Clinical costs increased $140,000 as we continued trial submission and site selection activities. The remainder of the change in research and development expenses between periods is due to increases in facilities costs offset by a small decrease in research costs.
     General and administrative expense increased $1.29 million, or more than 100 percent, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. Stock-based compensation expense increased $594,000 due to stock option grants made to senior executives and non-employee directors in October 2010. Other personnel costs increased $202,000 due to our employment of a chief executive officer in August 2010 and resumption of full salary to senior executives in July 2010. Marketing costs increased $114,000 due to trademarking and branding initiatives in 2011 to support entry into clinical trials. Legal fees increased $77,000 primarily as a result of greater patent maintenance and foreign filing costs and greater general counsel costs related to both U.S. and Australian public company reporting requirements. Board costs were $49,000 and investor relations and other costs of being a public company approximated $107,000 in 2011; we had minimal corresponding costs in the prior year period. The remainder of the change in general and administrative expenses between periods was due to increases in travel and entertainment, general office, and other expenses.
     Interest income increased $69,000 for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 as a result of interest earned on proceeds from our initial public offering (“IPO”) that was completed in December 2010.
     Interest expense and the change in the fair value of preferred stock warrant liability were zero for the three months ended June 30, 2011 due to the conversion to common stock of all outstanding notes payable and the exercise of all warrants upon our IPO in December 2010.
     Other income and expense remained relatively immaterial for the three months ended June 30, 2011 and did not change significantly compared to the same period in 2010. This income or expense primarily arises from gains and losses in foreign currency exchange rates when we purchase goods or services from foreign suppliers.

Comparison of the Six Months Ended June 30, 2010 and 2011
     Our operating results for the six month periods indicated are as follows:

	Six Months Ended
	June 30,		%
	2010	2011	Change
	(In thousands)
Research and development expense	$3,840	$6,727	75%
General and administrative expense	$1,009	$3,856	>100%
Interest income	$2	$116	>100%
Interest expense	$(796)	$—	(100%)
Loss on change in fair value of preferred stock warrant liability	$(755)	$—	(100%)
Other income (expense)	$35	$(17)	>(100%)
Cumulative dividends on Series H convertible preferred stock	$(5,724)	$—	(100%)
     Research and development expense increased $2.89 million, or 75 percent, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The increase was due to several factors. Personnel costs, including recruitment costs and stock-based compensation expense, increased $1.13 million primarily due to increased headcounts for engineering, manufacturing, and clinical employees. Stent material costs increased $722,000 primarily due to polymer and lasing needs in 2011 as design finalization, preclinical testing, and manufacturing process development required greater quantities. Preclinical study costs increased $290,000 as a result of additional quantities and varieties of studies performed to test the stent. Other engineering and testing costs, including lab supplies and consultants, increased $327,000 in support of the testing and manufacturing development efforts. Clinical costs increased $250,000 as we prepared and submitted requests for trial approval and began site selection activities. The remainder of the change in research and development expenses between periods is due to increases in research and facilities costs.
     General and administrative expense increased $2.85 million, or more than 100 percent, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. Stock-based compensation expense increased $1.19 million due to stock option grants made to senior executives and non-employee directors in October 2010. Other personnel costs increased $540,000 due to our employment of a chief executive officer in August 2010 and resumption of full salary to senior executives in July 2010. Legal fees increased $337,000 primarily as a result of greater patent maintenance and foreign filing costs and greater general counsel costs related to both U.S. and Australian public company reporting requirements. Travel and entertainment expenses increased $165,000 due to increased travel outside the U.S. for shareholder relations and clinical trial preparation. Audit fees increased $116,000 due to public company requirements. Marketing costs increased $135,000 due to trademarking and branding initiatives in 2011 to support entry into clinical trials. Board costs were $95,000 and investor relations and other costs of being a public company approximated $151,000 in 2011; we had minimal corresponding costs in the prior year period. The remainder of the change in general and administrative expenses between periods was due to increases in general office, insurance, and other expenses.
     Interest income increased $114,000 for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 as a result of interest earned on proceeds from our initial public offering (“IPO”) that was completed in December 2010.
     Interest expense and the change in the fair value of preferred stock warrant liability were zero in 2011 due to the conversion to common stock of all outstanding notes payable and the exercise of all warrants upon our IPO in December 2010.
     Other income and expense remained relatively immaterial in 2011 and did not change significantly compared to 2010. This income or expense primarily arises from gains and losses in foreign currency exchange rates when we purchase goods or services from foreign suppliers and our purchasing activity has not changed significantly in 2011.

Liquidity and Capital Resources
Sources of Liquidity
     We are considered a “development stage” enterprise, as we have not yet generated revenues from the sale of products. Although we have been researching and developing new technologies and product applications and we enrolled patients in a small clinical study of our bioresorbable stent in 2007, we do not anticipate having a product available for sale for at least the next several years. Until revenue is generated from a saleable product, we expect to continue to incur substantial operating losses and experience significant net cash outflows. We have incurred losses since our inception in June 1998 and through June 30, 2011, we had an accumulated deficit of approximately $139.4 million.
     In December 2010 we completed an initial public offering (“IPO”) of our common stock (on the Australian Securities Exchange in the form of CHESS Depositary Interests, or “CDIs”) primarily to investors in Australia, the United States, Hong Kong, and London. We issued 7,727,273 shares of common stock at $10.91 per share for gross proceeds of $84.3 million. We incurred $8.5 million in issuance costs in connection with our IPO. Concurrent with the completion of our IPO, all of our outstanding convertible preferred stock, non-voting common stock, notes payable, and accrued interest on notes payable converted to common stock. Additionally, all outstanding warrants were exercised for common stock, either through a cash payment to us or on a net exercise basis. We also issued common stock for cumulative dividends on our Series H convertible preferred stock. A total of 22,419,771 shares of common stock were issued from these conversions, exercises, and dividends.
     Prior to our IPO, we funded our operations from a combination of private placements of our equity securities, for which we received aggregate net proceeds of $68.9 million, and issuances of notes payable, for which we received $28.5 million in net proceeds.
     Based on our current operating plans, we believe that our cash and cash equivalents as of June 30, 2011 of $73.0 million, which represents the remaining proceeds from our IPO, will be sufficient to meet our capital and operating needs beyond the next year and will be sufficient to satisfy our liquidity requirements and provide sufficient working capital to carry out our business objectives during that time.
Cash Flows
     Our cash flows for the periods indicated are as follows:

	Six Months Ended
	June 30,
	2010	2011
	(In thousands)
Net cash used for operating activities	$(4,359)	$(8,323)
Net cash used for investing activities	(42)	(452)
Net cash provided by financing activities	7,351	6
Effect of foreign exchange rates	(4)	2

Net increase (decrease) in cash and cash equivalents	$2,946	$(8,767)

Net Cash Flow from Operating Activities
     Net cash used for operating activities during the first half of 2010 primarily reflects the net loss of $6.36 million. A total of $69,000 was provided from the net changes in operating assets and liabilities. Non-cash expenses included $795,000 for interest on notes payable, $755,000 for the change in fair value of the preferred stock warrant liability, $243,000 of depreciation and amortization, and $142,000 of stock-based compensation and other expense.
     Net cash used for operating activities during the first half of 2011 primarily reflects the net loss of $10.48 million. A total of $381,000 was provided from the net changes in operating assets and liabilities. Non-cash expenses included $241,000 of depreciation and amortization, $1,517,000 of stock-based compensation, and $22,000 of other expense.

Net Cash Flow from Investing Activities
     Net cash used in investing activities during the six months ended June 30, 2010 and 2011 consisted of the net purchases of property and equipment. A majority of the purchases in both periods was for lab equipment.
Net Cash Flow from Financing Activities
     Cash provided by financing activities during the first half of 2010 related primarily to the sale of our Series H convertible preferred stock in June 2010. The proceeds were partially offset by $133,000 in costs related to starting the process of our initial public offering (“IPO”) that was completed in December 2010.
     Cash provided by financing activities during the first half of 2011 resulted from issuances of common stock upon the exercise of employee stock options.
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
     We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements beyond the next year. If our available cash and cash equivalents are insufficient to satisfy our liquidity requirements, or if we develop additional products or pursue additional applications for our products, we may seek to sell additional equity or debt securities, or obtain a credit facility. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. For example, we will need to raise additional funds in order to build our sales force and commercialize our products. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay, or eliminate some or all of our planned clinical trials, research, development, and commercialization activities, which could materially harm our business.
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
Contractual Obligations, Commitments, and Contingencies
     The following table summarizes our outstanding contractual obligations as of June 30, 2011:

	Payments Due by Period
		(In thousands)
	Total	Under 1 Year	Over 1 Year
Operating lease obligations	$79	$79	$—
Purchase obligations	165	150	15
Employment agreements	509	509	—

Total contractual obligations	$753	$738	$15

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
     Our cash and cash equivalents of $73.0 million at June 30, 2011 consisted of cash and money market funds that will be used for working capital purposes. We do not enter into investments for trading or speculative purposes. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates in the U.S. Because of the short-term nature of our cash and cash equivalents, we do not believe that we have any material exposure to changes in their fair values as a result of changes in interest rates.
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
Related Party Transactions
     Our related parties include the members of our Board of Directors and investors with five percent or more of our outstanding securities. As of June 30, 2011, our related parties collectively represented approximately 65 percent of our outstanding stock. Transactions with our related parties historically consisted of notes payable issued to members of our board of directors, or firms they represented, or to the investors that held in excess of five percent of our securities. All of our notes payable together with accrued interest converted into common stock upon our initial public offering in December 2010.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated, recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired objectives. In reaching a reasonable level of assurance, management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     Our ReZolvetm stent and any other products that we develop in the future will require extensive clinical testing, regulatory approval, and significant marketing efforts before they can be sold and generate any revenue. Our efforts to generate revenue may not succeed for a number of reasons including:
•	we may experience delays in the development program for our ReZolvetm stent, including the initiation and successful completion of our planned human pilot and clinical trials, which have been delayed and may continue to be delayed depending on the length of time needed to successfully complete preclinical and design verification testing;

•	our ReZolvetm stent may not demonstrate safety and efficacy in our clinical trials;

•	we may not be able to obtain regulatory approvals for our ReZolvetm stent in the markets in which we expect to operate, or the approved indications for our ReZolvetm stent may be narrower than we currently anticipate;

•	our ReZolvetm stent may not be accepted in the marketplace by physicians and patients;

•	physicians may not receive adequate coverage and reimbursement for procedures using our ReZolvetm stent;

•	new product introductions by our competitors or any rapid technological change may make our technology and product candidates, including the ReZolvetm stent, obsolete;

•	we may not be able to manufacture our ReZolvetm stent in commercial quantities or at an acceptable cost;

•	we are wholly dependent on the efforts undertaken by suppliers of critical components for our ReZolvetm stent, including the stent polymer and the process of lasing the stent components, and we may be significantly impacted by any regulatory delays or barriers that our suppliers may encounter; and

•	we may be sued for infringement of intellectual property rights and could be prevented from manufacturing or selling the ReZolvetm stent or our future product candidates.
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
     Sales of a substantial number of CDIs in the public market, or the perception that these sales may occur, could cause the market price of our CDIs to decline.The holders of an aggregate of 21,446,971 shares of our outstanding common stock have certain rights to cause us to file a registration statement on their behalf and to include their shares in registration statements that we may file on behalf of other stockholders. Additionally, the holders of an aggregate of 21,059,331 shares of our outstanding common stock had been subject to escrow agreements prohibiting sales since the date of our initial public offering; the escrow agreements expired on June 23, 2011 and, therefore, those shares are no longer restricted from sale.
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
     The foregoing expected use of the net proceeds represents our current intentions based upon our present plans and business condition. The amounts and timing of our actual expenditures may vary significantly and will depend upon numerous factors, including the timing and success of our development efforts and clinical trials. We plan to commence clinical trials in the U.S. after we receive acceptable data from the European clinical trials. Due to the regulatory requirements in the U.S. that require a study with a large number of patients, we anticipate needing additional funding in order to carry out the U.S. clinical trials.
     Pending the use of net proceeds, we invest the offering proceeds in accordance with our investment policy, which allows short-term, interest-bearing obligations, investment grade instruments, certificates of deposit, or guaranteed obligations of the U.S. government.

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

REVA Medical, Inc.
Date: August 15, 2011	/s/ Robert B. Stockman
Robert B. Stockman
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2011	/s/ Katrina L. Thompson
Katrina L. Thompson
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibits
3.1	Amended and Restated Certificate of Incorporation.*

3.2	Amended and Restated Bylaws to be effective upon completion of this offering.*

4.1	Form of Stock Certificate.*

4.2	Form of Amended and Restated Investors’ Rights Agreement, by and among REVA Medical, Inc. and the holders of our preferred stock set forth therein.*

10.1	Telecom Business Center Business Lease between FSP Telecom Business Center Limited Partnership and REVA Medical, Inc. dated December 18, 2001.*

10.2	First Amendment to Telecom Business Center Business Lease between FSP Telecom Business Center Limited Partnership and REVA Medical, Inc. dated January 3, 2005.*

10.3	Second Amendment to Telecom Business Center Business Lease between ARI Commercial Properties, Inc. and REVA Medical, Inc. dated February 18, 2006.*

10.4	Third Amendment to Telecom Business Center Business Lease between ARI Commercial Properties, Inc. and REVA Medical, Inc. dated December 14, 2006.*

10.5	Fourth Amendment to Telecom Business Center Business Lease between ARI Commercial Properties, Inc. and REVA Medical, Inc. dated May 7, 2008.*

10.6	Agreement and Plan of Merger, dated October 13, 2004, by and among REVA Medical, Inc., Boston Scientific Corporation, RMI Acquisition Corp. and certain stockholder representatives set forth therein.*

10.7	Amendment No. 1 to the Agreement and Plan of Merger, dated December 7, 2007, by and among REVA Medical, Inc., Boston Scientific Corporation, RMI Acquisition Corp. and certain stockholder representatives set forth therein.*

10.8	Securities Purchase Agreement between Boston Scientific Corporation and REVA Medical, Inc. dated October 13, 2004.*

10.9	Amendment No. 1 to Securities Purchase Agreement between Boston Scientific Corporation and REVA Medical, Inc. dated December 7, 2007.*

10.10	Distribution Option Agreement, dated December 7, 2007, by and between REVA Medical, Inc. and Boston Scientific Corporation.*

10.11	Exclusive License Agreement Number between Rutgers, The State University of New Jersey and REVA Medical, Inc. dated July 1, 2010.++*

10.12	Royalty and License Agreement between Integra/LifeSciences Corporation and REVA Medical, Inc. dated February 2, 2004.++*

10.13	2001 Stock Option/Stock Issuance Plan.+*

10.14	Form of Stock Option Agreement.+*

10.15	Form of Addendum to Stock Option Agreement.+*

10.16	2010 Equity Incentive Plan.+*

10.17	Form of Stock Option Agreement.+*

10.18	Form of Stock Option Agreement entered into with Robert Thomas and Anne Keating.+*

10.19	Form of Director and Officer Indemnification Agreement.+*

10.20	Employment Agreement, dated July 1, 2010, by and between REVA Medical, Inc. and Robert B. Stockman.+*

10.21	Employment Agreement, dated October 21, 2010, by and between REVA Medical, Inc. and Robert Schultz.+*

10.22	Employment Agreement, dated October 21, 2010, by and between REVA Medical, Inc. and Katrina Thompson.+*

10.23	Form of Offer Management Agreement between REVA Medical, Inc. and Inteq Limited.*

10.24	Form of CDI Subscription Application for non U.S. investors.*

10.25	Form of CDI Subscription Application for U.S. investors.*

10.26	Form of Escrow Deed between REVA Medical, Inc. and Computershare Investor Services Pty Limited.*

21.1	List of Subsidiaries.*

Exhibit
Number	Description of Exhibits
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1(1)	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

99.1	Section 13 of the ASX Settlement Rules.*

101(2)	XBRL Instance Document

101(2)	XBRL Taxonomy Extension Schema Document

101(2)	XBRL Calculation Linkbase Document

101(2)	XBRL Taxonomy Label Linkbase Document

101(2)	XBRL Taxonomy Presentation Linkbase Document

101(2)	XBRL Taxonomy Definition Linkbase Document

+	Management Compensation Plan

++	Confidential Treatment Request

*	Filed as exhibits to the registrant’s Registration Statement on Form S-1 (File No. 333-168852), effective November 15, 2010, and incorporated herein by reference.

(1)	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of The Active Network, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(2)	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.