Form 10-Q
period 2011-09-30
REVA Medical, Inc.
filed 2011-11-14
CIK 1496268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-54192

REVA MEDICAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0810505
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5751 Copley Drive San Diego, CA 92111	(858) 966-3000
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of November 10, 2011, a total of 32,784,003 shares of the registrant’s Common Stock, $0.0001 par value per share, were outstanding.

REVA MEDICAL, INC.

FORM 10-Q — QUARTERLY REPORT

For the Quarter Ended September 30, 2011

REFERENCES

Corporate Information

We were incorporated in Delaware in October, 2010. Our principal executive offices are located at 5751 Copley Drive, San Diego, CA 92111, U.S.A., and our telephone number is (858) 966-3000. Our website address is www.revamedical.com. The information on, or accessible through, our website is not part of this report. Unless the context implies otherwise, references in this report and the information incorporated herein by reference to “REVA Medical,” “REVA,” the “Company,” “we,” “us,” and “our” refer to REVA Medical, Inc.

Currency

Unless indicated otherwise in this report, all references to “$” or “dollars” refer to United States dollars, the lawful currency of the United States of America. References to “A$” refer to Australian dollars, the lawful currency of the Commonwealth of Australia.

Trademarks

We have applied for registration of the trademark ReZolve™ in the United States, European Union, Brazil, and Australia. All other trademarks, trade names, and service marks appearing in this report are the property of their respective owners. Use or display by us of other parties’ trademarks, trade dress, or products is not intended to and does not imply a relationship with, or endorsement or sponsorship of, us by the trademark or trade dress owner.

i

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

REVA Medical, Inc.

(a development stage company)

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2010	September 30, 2011 (Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$81,747	$64,971
Short-term investments	—	996
Prepaid expenses and other current assets	765	219

Total current assets	82,512	66,186
Property and equipment, net	963	1,274
Long-term investments	—	3,234

Total Assets	$83,475	$70,694

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$937	$718
Accrued expenses and other current liabilities	591	923

Total Current Liabilities	1,528	1,641

Commitments and Contingencies (Note 5)

Stockholders’ Equity:
Common stock — $0.0001 par value; 100,000,000 shares authorized; 32,760,503 and 32,783,003 shares issued and outstanding at December 31, 2010 and September 30, 2011, respectively	3	3
Class B common stock — $0.0001 par value; 25,000,000 shares authorized; no shares issued or outstanding	—	—
Undesignated preferred stock — $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	210,847	213,092
Deficit accumulated during the development stage	(128,903)	(144,042)

Total Stockholders’ Equity	81,947	69,053

Total Liabilities and Stockholders’ Equity	$83,475	$70,694

The accompanying notes are an integral part of these financial statements

REVA Medical, Inc.

(a development stage company)

Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from June 3, 1998 (inception) to September 30, 2011
	2010	2011	2010	2011

Operating Expense:
Research and development	$1,828	$2,957	$5,668	$9,684	$84,005
General and administrative	663	1,747	1,672	5,603	25,795

Loss from operations	(2,491)	(4,704)	(7,340)	(15,287)	(109,800)

Other Income (Expense):
Interest income	7	42	9	158	1,253
Related party interest expense	(466)	—	(1,241)	—	(21,113)
Interest expense	(11)	—	(32)	—	(952)
Interest from amortization of notes payable premium	—	—	—	—	2,283
Gain (loss) on change in fair value of preferred stock rights and warrant liabilities	(75)	—	(830)	—	1,795
Loss on extinguishment of notes payable	—	—	—	—	(13,285)
Other income (expense)	(37)	7	(2)	(10)	(50)

Net Loss	(3,073)	(4,655)	(9,436)	(15,139)	(139,869)
Cumulative dividends and deemed dividends on Series H convertible preferred stock	(797)	—	(6,521)	—	(10,695)

Net Loss Attributable to Common Stockholders	$(3,870)	$(4,655)	$(15,957)	$(15,139)	$(150,564)

Net Loss Per Common Share:
Net loss per share, basic and diluted	$(1.41)	$(0.14)	$(5.82)	$(0.46)

Shares used to compute net loss per share, basic and diluted	2,741,943	32,778,666	2,741,356	32,772,452

The accompanying notes are an integral part of these financial statements

REVA Medical, Inc.

(a development stage company)

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	September 30,		Period from June 3, 1998 (inception) to September 30,
	2010	2011	2011
Cash Flows from Operating Activities:
Net loss	$(9,436)	$(15,139)	$(139,869)
Non-cash adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	358	356	3,197
Loss (gain) on property and equipment disposal and impairment	—	(1)	584
Stock-based compensation	253	2,229	4,257
Interest on notes payable	1,273	—	8,562
Repayment premium on notes payable	—	—	11,100
Loss on change in fair value of preferred stock warrant liability	830	—	970
Gain on change in fair value of preferred stock rights liability	—	—	(2,765)
Loss on extinguishment of notes payable	—	—	13,285
Other non-cash expenses (income)	(27)	31	74
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1	546	(219)
Accounts payable	(602)	(219)	718
Accrued expenses and other current liabilities	420	301	861

Net cash used for operating activities	(6,930)	(11,896)	(99,245)

Cash Flows from Investing Activities:
Purchases of property and equipment	(107)	(673)	(5,223)
Sales of property and equipment	—	7	168
Purchases of short-term investments	—	(996)	(18,882)
Purchases of long-term investments	—	(3,234)	(3,234)
Maturities of short-term investments	—	—	17,886

Net cash used for investing activities	(107)	(4,896)	(9,285)

Cash Flows from Financing Activities:
Proceeds from issuances of convertible preferred stock, net of costs	8,034	—	68,917
Proceeds from issuances of common stock	—	16	84,949
Initial public offering costs	(1,532)	—	(8,490)
Proceeds from exercises of warrants	—	—	263
Repurchases of stock	(550)	—	(638)
Proceeds from issuances of notes payable	—	—	28,600
Repayments of notes payable	—	—	(100)

Net cash provided by financing activities	5,952	16	173,501

Effect of foreign exchange rates	(1)	—	—

Net increase (decrease) in cash and cash equivalents	(1,086)	(16,776)	64,971
Cash and cash equivalents at beginning of period	7,233	81,747	—

Cash and cash equivalents at end of period	$6,147	$64,971	$64,971

Supplemental Cash and Non-Cash Information

Cash paid for interest	$—	$—	$126

Non-cash conversions of notes payable, accrued interest, note premiums and discounts, preferred stock, non-voting common stock, preferred warrants, and common warrants upon initial public offering in December 2010	$—	$—	$120,349

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

We are currently developing proprietary designs and biomaterial technologies that will be used primarily for a bioresorbable stent to treat vascular disease in humans. We initiated the first human clinical trial of our bioresorbable stent during 2007 and plan to initiate a pilot clinical trial following completion of design confirmation tests, which are currently scheduled to finish during the fourth quarter 2011.

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

The consolidated financial statements include the accounts of REVA and our wholly owned subsidiary, REVA Germany GmbH. All intercompany transactions and balances, if any, have been eliminated in consolidation. The interim consolidated balance sheet as of September 30, 2011, the consolidated statements of operations for the three and nine months ended September 30, 2010 and 2011 and the period from June 3, 1998 (inception) through September 30, 2011 and the consolidated statements of cash flows for the nine months ended September 30, 2010 and 2011 and the period from June 3, 1998 through September 30, 2011 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in our opinion, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair statement of the results of these interim periods have been included. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011 or for any other interim period.

Development Stage and Capital Resources: We are considered a “development stage” enterprise, as we have not yet generated revenues from the sale of products. Although we have been researching and developing new technologies and product applications and have initiated the first human clinical trial of our bioresorbable stent, we do not anticipate having a product available for sale for at least the next several years. Until revenue is generated from a saleable product, we expect to continue to incur substantial operating losses and experience significant net cash outflows. As discussed below, we completed an initial public offering of our common stock in December 2010. We believe that we have sufficient capital to fund our operations at least through September 30, 2012.

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

Recent Accounting Pronouncements: There were no accounting pronouncements issued or adopted by us during the nine months ended September 30, 2011 that had a material effect on our consolidated financial statements or that are reasonably certain to have a material impact on the consolidated financial statements in future periods.

2. Balance Sheet Details

Investments: Our investments are classified as either short- or long-term based on their maturity dates at the time of purchase. Investments with an original maturity of less than one year are classified as short-term; all others are classified as long-term. We have categorized the investments as “held-to-maturity” based on our intent and ability to hold to maturity. Our investments are stated at cost; their fair value is determined each reporting period through quoted market prices and market interest rates. During the reporting period there were no declines in fair value that were deemed to be other than temporary.

The cost, gross unrealized losses, and approximate fair values of our investments at September 30, 2011 are as follows:

	Cost	Gross Unrealized		Fair Value
		Gains	Losses
Time deposits:
Due in one year or less	$996	$—	$3	$993
Due after one year through two years	3,234	—	27	3,207

	$4,230	$—	$30	$4,200

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands, except share, per share, and per unit amounts)

2. Balance Sheet Details (continued)

	December 31, 2010	September 30, 2011
Property and equipment:
Furniture and office equipment	$351	$374
Laboratory equipment	2,400	3,006
Leasehold improvements	559	569

	3,310	3,949
Accumulated depreciation and amortization	(2,347)	(2,675)

	$963	$1,274

Accrued expenses and other current liabilities:
Accrued salaries and other employee costs	$353	$496
Accrued operating expenses	192	388
Accrued use taxes	15	39
Deferred rent	31	—

	$591	$923

3. Income Taxes

We have reported net losses for all periods through September 30, 2011; therefore, no provision for income taxes has been recorded since our inception. The net operating loss carryforwards arising from our net losses may be available to offset future taxable income for income tax purposes; however, under Internal Revenue Code (“IRC”) Sections 382 and 383, use of the net operating loss carryforwards, as well as our research tax credit carryforwards, may be limited based on cumulative changes in ownership. Since we have not completed an IRC Section 382/383 analysis regarding the limitations on carryforwards, we have removed the deferred tax assets arising from net operating losses and research credits from our deferred tax asset schedule. We have established a valuation allowance against the remainder of our net deferred tax assets due to the uncertainty surrounding the realization of those assets. We periodically evaluate the recoverability of the deferred tax assets and, when it is determined that it is more-likely-than-not that the deferred tax assets are realizable, the valuation allowance will be reduced. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands, except share, per share, and per unit amounts)

4. Stock-Based Compensation

The Plan: Our 2010 Equity Incentive Award Plan was adopted in October 2010; this plan was a follow-on to our 2001 Stock Option/Stock Issuance Plan, which would have expired in May 2011. The two plans are collectively referred to as the “Plan.” The Plan provides for restricted stock awards as well as grants of incentive and non-qualified stock options for purchase of our common stock at a price per share equal to the closing market price of our stock on the date of grant. The number of shares reserved under the Plan may be increased annually by up to three percent of the outstanding stock of the Company. On January 1, 2011, an additional 981,615 shares were added, resulting in a total of 5,160,953 shares reserved under the Plan as of September 30, 2011. The term of the options granted under the Plan may not exceed ten years. Vesting periods of stock awards and option grants are determined by the Board of Directors and are generally four- or five-year periods. All options are immediately exercisable upon grant and are subject to repurchase by us at the exercise price in the event an optionee terminates service prior to being fully vested.

Option activity under the Plan is as follows:

	Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2010	3,016,800	$5.96
Granted	401,000	$13.70
Forfeited	(2,300)	$9.37
Exercised	(12,500)	$1.20

Balance at September 30, 2011	3,403,000	$6.89

During the nine months ended September 30, 2011, we awarded 5,000 shares of restricted stock; we had not previously awarded any restricted stock under the Plan. Fifty percent of the restricted stock award vested in May 2011, 25 percent vests in May 2012, and the remaining 25 percent vests in May 2013.

No tax benefits arising from stock-based compensation have been recognized in the consolidated statements of operations through September 30, 2011.

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

Expense recorded for employee options and awards under the Plan is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Research and development	$21	$213	$63	$490
General and administrative	18	587	53	1,812

Total stock-based compensation	$39	$800	$116	$2,302

No options were granted to employees during the nine months ended September 30, 2010. The fair value of options granted and restricted stock awarded during the nine months ended September 30, 2011 was estimated using a dividend yield of zero percent, an expected life of 6.25 years, a risk-free interest rate of 2.68 percent, and an expected volatility of 63.9 percent. The assumed risk-free interest rate was based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected life of the option. The assumed volatility was calculated from the historical market prices of a selected group of publicly traded companies considered to be our peers. We used peer group data due to the fact that we have limited historical trading data. The expected option life was calculated using the simplified method under the accounting standard for stock compensation and a ten-year option expiration. The simplified method is used since we believe our option activity as a public company will differ from that of our own historical experience. The expected dividend yield of zero reflects that we have not paid cash dividends since inception and do not intend to pay cash dividends in the foreseeable future. The options granted to employees had a weighted average grant date fair value of $8.35 per share.

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2010 and 2011 was $1 and $97, respectively.

Stock Options to Consultants: We account for stock options granted to consultants at their fair value. Under this method, the fair value is estimated at each reporting date during the vesting period using the Black-Scholes option-pricing model. The resulting stock-based compensation expense, or income if the fair value declines in a reporting period, is recorded over the consultant’s service period. During September 2009, consultants were granted options to purchase 50,000 shares of common stock. Stock-based compensation, which was recorded as research and development expense (income), arising from these options totaled $55 and $(88) for the three months ended September 30, 2010 and 2011, respectively and $137 and $(73) for the nine months ended September 30, 2010 and 2011, respectively. The fair value of consultant options at September 30, 2010 and 2011 was estimated to be $7.90 and $4.89 per share, respectively, based on the following assumptions:

	Nine Months Ended September 30,
	2010	2011
Dividend yield	0.00%	0.00%
Expected life - years	8.96	7.96
Risk-free interest rate	1.27%	1.68%
Expected volatility of common stock	78.40%	63.90%

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands, except share, per share, and per unit amounts)

4. Stock-Based Compensation (continued)

Non-Plan Options: Prior to establishment of the Plan, we had issued non-qualified options to purchase common stock under terms similar to those of the Plan. As of December 31, 2010, a total of 10,000 of these options were outstanding. During the nine months ended September 30, 2011, a total of 5,000 of the options were exercised and 5,000 expired; none remained outstanding as of September 30, 2011. All stock-based compensation expense related to these options was recorded prior to 2010.

5. Commitments and Contingencies

We have licensed certain patents and other intellectual property rights related to the composition and coating of our bioresorbable stent and our other biomaterial products. Terms of these licenses include provisions for royalty payments on future sales of products, if any, utilizing this technology, with provisions for minimum royalties once product sales begin. The amount of royalties varies depending upon type of product, use of product, stage of product, location of sale, and ultimate sales volume, and ranges from a minimum of approximately $70.00 per unit to a maximum of approximately $100.00 per unit sold, with license provisions for escalating minimum royalties that could be as high as $2,200 per year. Additionally, in the event we sublicense the technology and receive certain milestone payments, the licenses require that 20 percent of the milestone amounts be paid to the licensors.

Additional terms of the technology licenses include annual licensing payments of $175 until the underlying technology has been commercialized; the $175 for 2011 was paid prior to September 30, 2011. Terms of the licenses also include other payments to occur during commercialization that could total $950, payment of $350 upon a change in control of ownership, and payment of patent filing, maintenance, and defense fees. The license terms remain in effect until the last patent expires.

6. Comprehensive Loss

Our net loss reconciles to comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Net loss, as reported	$(3,073)	$(4,655)	$(9,436)	$(15,139)
Currency translation adjustments	3	(2)	(1)	—

Comprehensive loss	$(3,070)	$(4,657)	$(9,437)	$(15,139)

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

The following table presents the potential common shares outstanding or common share equivalents that were excluded from the computation of diluted net loss per share because including them would have been antidilutive:

	Nine Months Ended September 30,
	2010	2011
Convertible preferred stock	14,929,713	—
Common stock options	1,560,500	3,403,000
Convertible notes payable and accrued interest	3,225,975	—
Convertible preferred stock warrants	289,851	—
Common stock warrants	1,449,725	—

	21,455,764	3,403,000

8. Subsequent Event

During October 2011, after a successful ruling from the Australian tax authority, we received a payment of $423 for Australian Goods and Services Tax that had been withheld from the IPO proceeds in December 2010.

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

Overview

We are a development stage medical device company working toward commercialization of our proprietary technologies to provide minimally invasive medical devices for treatment of conditions in the human body. Since the inception of our company in 1998, our efforts have been concentrated on the development of a stent for use in coronary applications. We currently are in the later stages of developing a bioresorbable drug-eluting coronary stent that we have named the ReZolve™ stent. In a clinical use, this stent will be implanted by an interventional cardiologist during a minimally invasive surgery to a coronary artery location with a delivery catheter system. The stent combines our proprietary stent design with a proprietary polymer that is metabolized and cleared from the body over time, leaving the body free of a permanently implanted device. We have invested significant time and funds in the scientific research, engineering development, and testing of the stent in laboratory and preclinical studies. We believe the results of this testing have shown the technology to be safe and effective and that it is suitable for final development and human clinical studies.

In 2007, we enrolled patients in a small clinical study that proved the viability of our stent technology while confirming the areas needing further development. We have been advancing the product design and features since that study. We intend to initiate a pilot human clinical trial of the ReZolve™ stent after we complete the preclinical tests, including all design confirmation tests, which are currently scheduled to finish during the fourth quarter of 2011. We have secured regulatory approval to proceed with the trial in several locations outside the United States and will most likely begin enrollment in the trial directly following completion of the preclinical and design confirmation tests. Assuming acceptable results from the pilot clinical trial, we will initiate a larger scale human clinical trial that will provide the data needed to apply for CE Mark approval in Europe. If and when we receive CE Mark approval, we plan to sell our stent in Europe. In order to produce quantities of the stent large enough to accommodate the clinical trials and commercial needs, when that time arrives, we will need to scale-up our manufacturing processes and expand our capabilities to allow for additional stent dimensions and other aspects. We have begun preliminary development of the methods and processes for the manufacturing scale-up and we plan to work on the dimensional and other aspects during the remainder of this year and in 2012.

We have invented, co-invented, and licensed a portfolio of proprietary technologies. Our design-related technologies have been invented by our employees and consultants and our materials-related technologies have been either invented by our employees or licensed from, or co-invented with, Rutgers, The State University of New Jersey. We consider our patent portfolio to be significant and have invested considerable time and funds to develop and maintain it. Our goal is to perform feasibility tests on additional technologies in our patent portfolio at the same time we are finalizing our ReZolve™ stent and, if feasibility is proven, determine a course of development for potential products and, thus, provide a follow-on product pipeline.

We have performed all of our research and development activities from our location in San Diego, California. As of September 30, 2011, we had 63 employees, a significant number of whom are degreed professionals and four of whom are PhDs. We leverage our internal expertise with contract research and preclinical laboratories, outside polymer and catheter manufacturing, and other outside services as needed. We have two clean rooms and multiple engineering and chemistry labs at our facility, in addition to our corporate and administrative office. We are ISO certified to the medical device standard 13485:2003 and intend to maintain the certification to support our commercialization plans.

We have not yet developed a product to a saleable stage and, therefore, we have not generated any product or other revenues. Our development efforts have been funded with a variety of capital received from angel investors, venture capitalists, strategic partners, hedge funds, and individuals. We completed an initial public offering (“IPO”) of our common stock in December 2010 with a listing on the Australian Securities Exchange. Since our inception, we have received approximately $153.5 million in equity proceeds and $28.5 million from issuance of notes payable (such notes payable were converted to common stock upon the IPO). As of September 30, 2011, we had approximately $66.0 million in cash and investments available for operations and $3.2 million in long-term investments. We have incurred substantial losses since our inception. As of September 30, 2011, we had accumulated a deficit of approximately $144.0 million. We expect our losses to continue for the next several years as we continue our development work and clinical trials and, if these efforts are successful and we are able to obtain approval to sell our products, we expect to commence commercial sales thereafter.

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

Research and Development Costs: We expense research and development costs as incurred. Our preclinical and clinical study costs are incurred on a contract basis and generally span a period from a few months to longer than a year. We record costs incurred under these contracts as the work occurs and make payments according to contractual terms. Until a contract is completed, we estimate the amount of work performed and accrue for estimated costs that have been incurred but not paid. As actual costs become known, we adjust our accruals. We expect our clinical expense accruals to increase as we enroll patients in our pilot trial, which we expect to initiate following completion of design confirmation tests, which are currently scheduled to finish during the fourth quarter 2011, and, if successful, our follow-on larger clinical trial. We expect to make estimates as to the work performed throughout the term of these trials, which is expected to be five years. As a public company, we are required to make these estimates in shorter time frames and with less actual data than we have in the past, which may result in our estimates being less accurate and subject to possible material changes in our accruals, which could also materially affect our results of operations within any fiscal period. To date, there have been no material changes in our research and development expense estimates.

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

Results of Operations

In both 2010 and 2011, our primary focus was continuing the development of our ReZolve™ stent. During 2010, our activities centered around refining the stent’s design and delivery system, while in 2011 our activities have been centered around testing and readying the stent for human clinical trials and increasing manufacturing capabilities. Following are discussions of our 2011 operating results as compared to our 2010 operating results.

Comparison of the Three Months Ended September 30, 2010 and 2011

Our operating results for the three month periods indicated are as follows:

	Three Months Ended September 30,		% Change
	2010	2011
	(In thousands)
Research and development expense	$1,828	$2,957	62%
General and administrative expense	$663	$1,747	>100%
Interest income	$7	$42	>100%
Interest expense	$(477)	$—	(100%)
Loss on change in fair value of preferred stock warrant liability	$(75)	$—	(100%)
Other income (expense)	$(37)	$7	>(100%)
Cumulative dividends on Series H convertible preferred stock	$(797)	$—	(100%)

Research and development expense increased $1.13 million, or 62 percent, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. The increase was due to several factors. Personnel costs, including recruitment costs and stock-based compensation expense, increased $592,000 primarily due to increased headcounts for engineering, manufacturing, and clinical employees. Stent material costs increased $300,000 primarily due to polymer and lasing needs in 2011 as design finalization, preclinical testing, and manufacturing process development required greater quantities. Preclinical study costs increased $73,000 as a result of additional quantities and varieties of studies performed to test the stent. Other engineering and testing costs, including lab supplies and consultants, increased $53,000 in support of the testing and manufacturing development efforts. Clinical costs increased $56,000 as we continued trial submission and site selection activities. The remainder of the change in research and development expenses between periods is due to increases in facilities costs offset by a small decrease in license fees.

General and administrative expense increased $1.08 million, or more than 100 percent, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. Stock-based compensation expense increased $569,000 primarily due to stock option grants made to senior executives and non-employee directors in October 2010. Other personnel costs increased $102,000 mainly due to our employment of a chief executive officer in August 2010 and other administrative hires in 2011 to support public company needs. Marketing costs increased $100,000 due to trademarking and branding initiatives in 2011 to support entry into clinical trials. Legal fees increased $75,000 primarily as a result of greater patent maintenance and foreign filing costs and greater general counsel costs related to both U.S. and Australian public company reporting requirements. Board costs were $48,000 and investor relations and other costs of being a public company approximated $43,000 in 2011; we had minimal corresponding costs in the prior year period. The remainder of the change in general and administrative expenses between periods was due to increases in general office and other expenses.

Interest income increased $35,000 for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 as a result of interest earned on proceeds from our initial public offering (“IPO”) that was completed in December 2010.

Interest expense and the change in the fair value of preferred stock warrant liability were zero for the three months ended September 30, 2011 due to the conversion to common stock of all outstanding notes payable and the exercise of all warrants upon our IPO in December 2010.

Other income and expense remained relatively immaterial for the three months ended September 30, 2011 and did not change significantly compared to the same period in 2010. This income or expense primarily arises from gains and losses in foreign currency exchange rates when we purchase goods or services from foreign suppliers.

Comparison of the Nine Months Ended September 30, 2010 and 2011

Our operating results for the nine month periods indicated are as follows:

	Nine Months Ended September 30,		%
	2010	2011	Change
	(In thousands)
Research and development expense	$5,668	$9,684	71%
General and administrative expense	$1,672	$5,603	>100%
Interest income	$9	$158	>100%
Interest expense	$(1,273)	$—	(100%)
Loss on change in fair value of preferred stock warrant liability	$(830)	$—	(100%)
Other income (expense)	$(2)	$(10)	>100%
Cumulative dividends on Series H convertible preferred stock	$(6,521)	$—	(100%)

Research and development expense increased $4.02 million, or 71 percent, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increase was due to several factors. Personnel costs, including recruitment costs and stock-based compensation expense, increased $1.72 million primarily due to increased headcounts for engineering, manufacturing, and clinical employees. Stent material costs increased $1.02 million primarily due to polymer and lasing needs in 2011 as design finalization, preclinical testing, and manufacturing process development required greater quantities. Preclinical study costs increased $363,000 as a result of additional quantities and varieties of studies performed to test the stent. Other engineering and testing costs, including lab supplies and consultants, increased $380,000 in support of the testing and manufacturing development efforts. Clinical costs increased $306,000 as we prepared and submitted requests for trial approval and began site selection activities. The remainder of the change in research and development expenses between periods is due to increases in facilities costs and other individually immaterial items.

General and administrative expense increased $3.93 million, or more than 100 percent, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Stock-based compensation expense increased $1.76 million primarily due to stock option grants made to senior executives and non-employee directors in October 2010. Other personnel costs increased $642,000 due to our employment of a chief executive officer in August 2010 and other administrative hires in 2011 to support public company needs. Legal fees increased $412,000 primarily as a result of greater patent maintenance and foreign filing costs and greater general counsel costs related to both U.S. and Australian public company reporting requirements. Travel and entertainment expenses increased $158,000 due to increased travel outside the U.S. for shareholder relations and clinical trial preparation. Audit fees increased $146,000 due to public company requirements. Marketing costs increased $235,000 due to trademarking and branding initiatives in 2011 to support entry into clinical trials. Board costs were $143,000 and investor relations and other costs of being a public company approximated $194,000 in 2011; we had minimal corresponding costs in the prior year period. The remainder of the change in general and administrative expenses between periods was due to increases in general office, insurance, and other expenses.

Interest income increased $149,000 for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 as a result of interest earned on proceeds from our initial public offering (“IPO”) that was completed in December 2010.

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

Liquidity and Capital Resources

Sources of Liquidity

We are considered a “development stage” enterprise, as we have not yet generated revenues from the sale of products. Although we have been researching and developing new technologies and product applications and we enrolled patients in a small clinical study of our bioresorbable stent in 2007, we do not anticipate having a product available for sale for at least the next several years. Until revenue is generated from a saleable product, we expect to continue to incur substantial operating losses and experience significant net cash outflows. We have incurred losses since our inception in June 1998 and, through September 30, 2011, we had an accumulated deficit of approximately $144.0 million.

In December 2010 we completed an initial public offering (“IPO”) of our common stock on the Australian Securities Exchange in the form of CHESS Depositary Interests, or “CDIs,” primarily to investors in Australia, the United States, Hong Kong, and London. We issued 7,727,273 shares of common stock at $10.91 per share for gross proceeds of $84.3 million. We incurred $8.5 million in issuance costs in connection with our IPO. Concurrent with the completion of our IPO, all of our outstanding convertible preferred stock, non-voting common stock, notes payable, and accrued interest on notes payable converted to common stock. Additionally, all outstanding warrants were exercised for common stock, either through a cash payment to us or on a net exercise basis. We also issued common stock for cumulative dividends on our Series H convertible preferred stock. A total of 22,419,771 shares of common stock were issued from these conversions, exercises, and dividends.

Prior to our IPO, we funded our operations from a combination of private placements of our equity securities, for which we received aggregate net proceeds of $68.9 million, and issuances of notes payable, for which we received $28.5 million in net proceeds.

Based on our current operating plans, we believe that our cash and investments as of September 30, 2011 of $69.2 million, which represents the remaining proceeds from our IPO, will be sufficient to meet our capital and operating needs beyond the next year and will be sufficient to satisfy our liquidity requirements and provide sufficient working capital to carry out our business objectives during that time.

Cash Flows

Our cash flows for the periods indicated are as follows:

	Nine Months Ended September 30,
	2010	2011
	(In thousands)
Net cash used for operating activities	$(6,930)	$(11,896)
Net cash used for investing activities	(107)	(4,896)
Net cash provided by financing activities	5,952	16
Effect of foreign exchange rates	(1)	—

Net decrease in cash and cash equivalents	$(1,086)	$(16,776)

Net Cash Flow from Operating Activities

Net cash used for operating activities during the nine months of 2010 primarily reflects the net loss of $9.44 million. A total of $181,000 was used by the net changes in operating assets and liabilities. Non-cash expenses included $1.27 million for interest on notes payable, $830,000 for the change in fair value of the preferred stock warrant liability, $358,000 of depreciation and amortization, and $226,000 of stock-based compensation and other expense.

Net cash used for operating activities during the first nine months of 2011 primarily reflects the net loss of $15.14 million. A total of $628,000 was provided from the net changes in operating assets and liabilities. Non-cash expenses included $356,000 of depreciation and amortization, $2.23 million of stock-based compensation, and $30,000 of other expense.

Net Cash Flow from Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2011 primarily comprised $4.2 million for short- and long-term investments and $673,000 for lab and office equipment.

Net cash used in investing activities during the nine months ended September 30, 2010 consisted of the purchases of lab and office equipment of $107,000.

Net Cash Flow from Financing Activities

Cash provided by financing activities during the first nine months of 2010 related primarily to the sale of our Series H convertible preferred stock in June 2010. The proceeds were partially offset by $1.53 million in costs related to preparing our initial public offering (“IPO”) that was completed in December 2010.

Cash provided by financing activities during the first nine months of 2011 resulted from issuances of common stock upon the exercise of employee stock options.

Operating Capital and Capital Expenditure Requirements

To date, we have not commercialized any products. We do not anticipate generating any revenue unless and until we successfully obtain CE Mark or FDA marketing approval for, and begin selling, the ReZolve™ stent or one of our other product possibilities. We anticipate that we will continue to incur substantial net losses for the next several years as we continue our development work, conduct and complete preclinical and clinical trials, expand our corporate infrastructure, and prepare for the potential commercial launch of our products.

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

Because of the numerous risks and uncertainties associated with the development of medical devices, such as our ReZolve™ stent, we are unable to estimate the exact amounts of, or timing of, capital outlays and operating expenditures necessary to complete development, continue ongoing preclinical studies, conduct human clinical trials, and successfully deliver a commercial product to market. Our future funding requirements will depend on many factors, including, but not limited to:

•	the time and effort it will take to successfully complete the development and testing of the ReZolve™ stent;

•	the time and effort it will take to identify, develop, and scale-up manufacturing processes;

•	the scope, enrollment rate, and costs of our human clinical trials;

•	the scope of research and development for any of our other product opportunities;

•	the cost of filing and prosecuting patentable technologies and defending and enforcing our patent and other intellectual property rights;

•	the terms and timing of any collaborative, licensing, or other arrangements that we may establish;

•	the requirements, cost, and timing of regulatory approvals;

•	the cost and timing of establishing sales, marketing, and distribution capabilities;

•	the cost of establishing clinical and commercial supplies of our products and any products that we may develop;

•	the effect of competing technological and market developments; and

•	the cost and ability to license technologies for future development.

Future capital requirements will also depend on the extent to which we acquire or invest in businesses, products, and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

Contractual Obligations, Commitments, and Contingencies

The following table summarizes our outstanding contractual obligations as of September 30, 2011:

	Payments Due by Period
	(In thousands)
	Total	Under 1 Year	Over 1 Year
Operating lease obligations	$4	$4	$—
Purchase obligations	335	323	12
Employment agreements	508	508	—

Total contractual obligations	$847	$835	$12

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

Our cash, cash equivalents and short-term investments of $66.0 million at September 30, 2011 consisted of cash, money market funds and time deposits that will be used for working capital purposes. Our long-term investments of $3.2 million at September 30, 2011 consisted of fixed maturity time deposits. We have the positive intent and ability to hold both our short- and long-term investments to maturity. We do not enter into investments for trading or speculative purposes. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates in the U.S. Because of the short-term nature of our cash, cash equivalents and short-term investments and our positive intent and ability to hold our long-term investments to maturity, we do not believe that we have any material exposure to changes in their fair values as a result of changes in interest rates.

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

Related Party Transactions

Our related parties include the members of our Board of Directors and investors with five percent or more of our outstanding securities. As of September 30, 2011, our related parties collectively represented approximately 67 percent of our outstanding stock. Transactions with our related parties historically consisted of notes payable issued to members of our board of directors, or firms they represented, or to the investors that held in excess of five percent of our securities. All of our notes payable together with accrued interest converted into common stock upon our initial public offering in December 2010.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated, recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired objectives. In reaching a reasonable level of assurance, management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

We rely on specialized suppliers for certain components and processes in the manufacture of our ReZolve™ stent.

We rely on suppliers for several critical components used in our ReZolve™ stent, including the stent polymer, the process of lasing the polymer, and the supply of delivery catheters. We also outsource the sterilization of the finished product. Our reliance on third-party suppliers subjects us to risks that could harm our business, including:

•	we are not a major customer of many of our suppliers, and these suppliers may therefore give other customers’ needs higher priority than ours;

•	our suppliers have no contractual obligation to supply, and we are not obligated to purchase, any components used in our ReZolve™ stent, which may result in supply interruptions;

•	our suppliers source raw materials through supply chains that periodically are unable to provide needed materials in a timely manner, which may cause delays in providing critical components to us;

•

our polymer is complex and must be manufactured to extremely tight tolerances and specifications with the result that our suppliers, especially new suppliers, may make errors in manufacturing that could negatively affect the efficacy or safety of the ReZolve™ stent or cause our components not to be delivered on time or at all or to be delivered outside of specifications;

•

the availability of second-source suppliers may be extremely limited or their implementation as a supplier may be lengthy due to the tight tolerances and specifications which we require for the ReZolve™ stent; and

•	switching suppliers or changes to our service providers may require product redesign and submission to the regulatory authorities to whom we are seeking approval for our ReZolve™ stent.

Additionally, we may experience problems or delays in our own manufacturing and assembly process. Our current product development plan is predicated on maintaining strong relationships and supply with several external parties to manufacture components of our ReZolve™ stent. If we are unsuccessful in this regard or are unable to secure or maintain agreements with these manufacturers on favorable terms or at all, our ability to obtain regulatory approval for our products will be harmed.

Risks Related to Our CDIs and Common Stock

Future sales of our common stock may depress our share price.

Sales of a substantial number of CDIs in the public market, or the perception that these sales may occur, could cause the market price of our CDIs to decline. The holders of an aggregate of approximately 21.5 million shares of our outstanding common stock have certain rights to cause us to file a registration statement on their behalf and to include their shares in registration statements that we may file on behalf of other stockholders. Additionally, the holders of an aggregate of approximately 21.1 million shares of our outstanding common stock had been subject to escrow agreements prohibiting sales since the date of our initial public offering; the escrow agreements expired on June 23, 2011 and, therefore, those shares are no longer restricted from sale.

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

Of the net proceeds received in the initial public offering, we expect to use approximately:

•	$40.0 million for research and development activities, including continuing development of our ReZolve™ stent;

•	$10.0 million for clinical trials;

•	$4.0 million for building commercial infrastructure, including manufacturing capacity expansion; and

•	the balance for working capital and other general corporate purposes.

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

Pending the use of net proceeds, we invest the offering proceeds in accordance with our investment policy, which allows short- and long-term interest-bearing obligations, investment grade instruments, certificates of deposit, or guaranteed obligations of the U.S. government.

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

REVA Medical, Inc.

Date: November 14, 2011	/s/ Robert B. Stockman
Robert B. Stockman
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2011	/s/ Katrina L. Thompson
Katrina L. Thompson
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation.*

3.2	Amended and Restated Bylaws to be effective upon completion of this offering.*

4.1	Form of Stock Certificate.*

4.2	Form of Amended and Restated Investors’ Rights Agreement, by and among REVA Medical, Inc. and the holders of our preferred stock set forth therein.*

10.1	Telecom Business Center Business Lease between FSP Telecom Business Center Limited Partnership and REVA Medical, Inc. dated December 18, 2001.*

10.2	First Amendment to Telecom Business Center Business Lease between FSP Telecom Business Center Limited Partnership and REVA Medical, Inc. dated January 3, 2005.*

10.3	Second Amendment to Telecom Business Center Business Lease between ARI Commercial Properties, Inc. and REVA Medical, Inc. dated February 18, 2006.*

10.4	Third Amendment to Telecom Business Center Business Lease between ARI Commercial Properties, Inc. and REVA Medical, Inc. dated December 14, 2006.*

10.5	Fourth Amendment to Telecom Business Center Business Lease between ARI Commercial Properties, Inc. and REVA Medical, Inc. dated May 7, 2008.*

10.6	Agreement and Plan of Merger, dated October 13, 2004, by and among REVA Medical, Inc., Boston Scientific Corporation, RMI Acquisition Corp. and certain stockholder representatives set forth therein.*

10.7	Amendment No. 1 to the Agreement and Plan of Merger, dated December 7, 2007, by and among REVA Medical, Inc., Boston Scientific Corporation, RMI Acquisition Corp. and certain stockholder representatives set forth therein.*

10.8	Securities Purchase Agreement between Boston Scientific Corporation and REVA Medical, Inc. dated October 13, 2004.*

10.9	Amendment No. 1 to Securities Purchase Agreement between Boston Scientific Corporation and REVA Medical, Inc. dated December 7, 2007.*

10.10	Distribution Option Agreement, dated December 7, 2007, by and between REVA Medical, Inc. and Boston Scientific Corporation.*

10.11	Exclusive License Agreement Number between Rutgers, The State University of New Jersey and REVA Medical, Inc. dated July 1, 2010.++*

10.12	Royalty and License Agreement between Integra/LifeSciences Corporation and REVA Medical, Inc. dated February 2, 2004.++*

10.13	2001 Stock Option/Stock Issuance Plan.+*

10.14	Form of Stock Option Agreement.+*

10.15	Form of Addendum to Stock Option Agreement.+*

10.16	2010 Equity Incentive Plan.+*

10.17	Form of Stock Option Agreement.+*

10.18	Form of Stock Option Agreement entered into with Robert Thomas and Anne Keating.+*

10.19	Form of Director and Officer Indemnification Agreement.+*

10.20	Employment Agreement, dated July 1, 2010, by and between REVA Medical, Inc. and Robert B. Stockman.+*

10.21	Employment Agreement, dated October 21, 2010, by and between REVA Medical, Inc. and Robert Schultz.+*

10.22	Employment Agreement, dated October 21, 2010, by and between REVA Medical, Inc. and Katrina Thompson.+*

10.23	Form of Offer Management Agreement between REVA Medical, Inc. and Inteq Limited.*

10.24	Form of CDI Subscription Application for non U.S. investors.*

10.25	Form of CDI Subscription Application for U.S. investors.*

10.26	Form of Escrow Deed between REVA Medical, Inc. and Computershare Investor Services Pty Limited.*

21.1	List of Subsidiaries.*

Exhibit Number	Description of Exhibits

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1(1)	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

99.1	Section 13 of the ASX Settlement Rules.*

101(2)	XBRL Instance Document

101(2)	XBRL Taxonomy Extension Schema Document

101(2)	XBRL Calculation Linkbase Document.

101(2)	XBRL Taxonomy Label Linkbase Document.

101(2)	XBRL Taxonomy Presentation Linkbase Document

101(2)	XBRL Taxonomy Definition Linkbase Document

+	Management Compensation Plan
++	Confidential Treatment Request
*	Filed as exhibits to the registrant’s Registration Statement on Form S-1 (File No. 333-168852), effective November 15, 2010, and incorporated herein by reference.
(1)	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of REVA Medical, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
(2)	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.