Form 10-Q
period 2012-03-31
REVA Medical, Inc.
filed 2012-05-10
CIK 1496268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-54192

REVA MEDICAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0810505
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5751 Copley Drive San Diego, CA 92111	(858) 966-3000
(Address of principal executive offices)	(Registrant’s telephone number including area code)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of May 7, 2012, a total of 33,086,203 shares of the registrant’s Common Stock, $0.0001 par value per share, were outstanding.

REVA MEDICAL, INC.

FORM 10-Q –– QUARTERLY REPORT

For the Quarter Ended March 31, 2012

REFERENCES

Corporate Information

We were incorporated in Delaware in October 2010. Our principal executive offices are located at 5751 Copley Drive, San Diego, CA 92111, U.S.A., and our telephone number is (858) 966-3000. Our website address is www.revamedical.com. The information on, or accessible through, our website is not part of this report. Unless the context implies otherwise, references in this report and the information incorporated herein by reference to “REVA Medical,” “REVA,” the “Company,” “we,” “us,” and “our” refer to REVA Medical, Inc.

Currency

Unless indicated otherwise in this report, all references to “$” or “dollars” refer to United States dollars, the lawful currency of the United States of America. References to “A$” refer to Australian dollars, the lawful currency of the Commonwealth of Australia.

Trademarks

Our product name ReZolve® is trademarked. All other trademarks, trade names, and service marks appearing in this report are the property of their respective owners. Use or display by us of other parties’ trademarks, trade dress, or products is not intended to and does not imply a relationship with, or endorsement or sponsorship of, us by the trademark or trade dress owner.

i

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

REVA Medical, Inc.

(a development stage company)

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

Assets	December 31, 2011	March 31, 2012 (Unaudited)
Current Assets:
Cash and cash equivalents	$59,161	$54,574
Short-term investments	1,992	2,739
Prepaid expenses and other current assets	913	917

Total current assets	62,066	58,230
Property and equipment, net	1,960	2,759
Long-term investments	3,234	1,491
Other assets	60	60

Total Assets	$67,320	$62,540

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,284	$842
Accrued expenses and other current liabilities	935	1,040

Total current liabilities	2,219	1,882
Long-term liabilities	518	617

Total Liabilities	2,737	2,499

Commitments and Contingencies (Note 5)

Stockholders’ Equity:
Common stock—$0.0001 par value; 100,000,000 shares authorized; 32,810,503 and 33,086,203 shares issued and outstanding at December 31, 2011 and March 31, 2012 respectively	3	3
Class B common stock—$0.0001 par value; 25,000,000 shares authorized; no shares issued or outstanding	—	—
Undesignated preferred stock—$0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	214,391	215,547
Deficit accumulated during the development stage	(149,811)	(155,509)

Total Stockholders’ Equity	64,583	60,041

Total Liabilities and Stockholders’ Equity	$67,320	$62,540

The accompanying notes are an integral part of these financial statements.

REVA Medical, Inc.

(a development stage company)

Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)

			Period from June 3, 1998 (inception) to March 31, 2012
	Three Months Ended March 31,
	2011	2012
Operating Expense:
Research and development	$3,241	$3,799	$91,521
General and administrative	1,928	1,922	29,809

Loss from operations	(5,169)	(5,721)	(121,330)
Other Income (Expense):
Interest income	46	28	1,311
Related party interest expense	—	—	(21,113)
Interest expense	—	—	(952)
Interest from amortization of notes payable premium	—	—	2,283
Change in fair value of preferred stock rights and warrant liabilities	—	—	1,795
Loss on extinguishment of notes payable	—	—	(13,285)
Other expense	(10)	(5)	(45)

Net Loss	(5,133)	(5,698)	(151,336)
Cumulative dividends and deemed dividends on Series H convertible preferred stock	—	—	(10,695)

Net Loss Attributable to Common Stockholders	$(5,133)	$(5,698)	$(162,031)

Net Loss Per Common Share:
Net loss per share, basic and diluted	$(0.16)	$(0.17)

Shares used to compute net loss per share, basic and diluted	32,764,335	33,014,008

Other Comprehensive Income:
Foreign currency translation adjustments	$1	$—	$—

Comprehensive Loss	(5,132)	(5,698)	(151,336)
Comprehensive loss attributable to cumulative dividends and deemed dividends on Series H convertible preferred stock	—	—	(10,695)

Comprehensive Loss Attributable to Common Stockholders	$(5,132)	$(5,698)	$(162,031)

The accompanying notes are an integral part of these financial statements.

REVA Medical, Inc.

(a development stage company)

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

			Period from June 3, 1998 (inception) to March 31, 2012
	Three Months Ended March 31,
	2011	2012
Cash Flows from Operating Activities:
Net loss	$(5,133)	$(5,698)	$(151,336)
Non-cash adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	116	139	3,432
Loss (gain) on property and equipment disposal and impairment	(1)	—	584
Stock-based compensation	737	847	5,964
Interest on notes payable	—	—	8,562
Repayment premium on notes payable	—	—	11,100
Loss on change in fair value of preferred stock warrant liability	—	—	970
Gain on change in fair value of preferred stock rights liability	—	—	(2,765)
Loss on extinguishment of notes payable	—	—	13,285
Other non-cash expenses	11	80	151
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	446	(49)	(962)
Other assets	—	—	(60)
Accounts payable	(238)	(37)	738
Accrued expenses and other current liabilities	223	105	1,040
Long-term liabilities	—	64	523

Net cash used for operating activities	(3,839)	(4,549)	(108,774)

Cash Flows from Investing Activities:
Purchases of property and equipment	(187)	(1,343)	(6,838)
Sales of property and equipment	7	—	167
Purchases of short-term investments	—	—	(19,878)
Purchases of long-term investments	—	(249)	(3,483)
Maturities of short-term investments	—	1,245	19,131

Net cash used for investing activities	(180)	(347)	(10,901)

Cash Flows from Financing Activities:
Proceeds from issuances of convertible preferred stock, net of costs	—	—	68,917
Proceeds from issuances of common stock	5	309	85,275
Initial public offering costs	—	—	(8,068)
Proceeds from exercises of warrants	—	—	263
Repurchases of stock	—	—	(638)
Proceeds from issuances of notes payable	—	—	28,600
Repayments of notes payable	—	—	(100)

Net cash provided by financing activities	5	309	174,249

Effect of foreign exchange rates	1	—	—

Net increase (decrease) in cash and cash equivalents	(4,013)	(4,587)	54,574
Cash and cash equivalents at beginning of period	81,747	59,161	—

Cash and cash equivalents at end of period	$77,734	$54,574	$54,574

Supplemental Cash and Non-Cash Information
Cash paid for interest	$—	$—	$126

Non-cash conversions of notes payable, accrued interest, note premiums and discounts, preferred stock, non-voting common stock, preferred warrants, and common warrants upon initial public offering in December 2010	$—	$—	$120,349

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

We are currently developing proprietary designs and biomaterial technologies that will be used primarily for a bioresorbable stent to treat vascular disease in humans. We initiated the first human clinical trial of our bioresorbable stent during 2007 and initiated a pilot clinical trial in the fourth quarter of 2011. In December 2010, we completed an initial public offering (the “IPO”) of our common stock in Australia. We issued 7,727,273 shares of common stock for net proceeds of $76.21 million. Our stock is traded in the form of CHESS Depository Interests (“CDIs”) on the Australian Securities Exchange; each share of our common stock is equivalent to ten CDIs. Our trading symbol is “RVA.”

Basis of Presentation: We have prepared the accompanying consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting of interim financial information and, therefore, certain information and footnote disclosures normally included in annual financial statements have been omitted. Accordingly, these interim financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and with the audited financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

The consolidated financial statements include the accounts of REVA and our wholly owned subsidiary, REVA Germany GmbH. All intercompany transactions and balances, if any, have been eliminated in consolidation. The interim consolidated balance sheet as of March 31, 2012, the consolidated statements of operations for the three months ended March 31, 2011 and 2012 and the period from June 3, 1998 (inception) through March 31, 2012 and the consolidated statements of cash flows for the three months ended March 31, 2011 and 2012 and the period from June 3, 1998 through March 31, 2012 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in our opinion, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair statement of the results of these interim periods have been included. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012 or for any other interim period.

Development Stage and Capital Resources: We are considered a “development stage” enterprise, as we have not yet generated revenues from the sale of products. Although we have been researching and developing new technologies and product applications and have initiated the first human clinical and pilot trial of our bioresorbable stent, we do not anticipate having a product available for sale until after we receive CE Mark or other regulatory approval. We currently anticipate submitting for CE Mark approval by the end of 2013. Until revenue is generated from a saleable product, we expect to continue to incur substantial operating losses and experience significant net cash outflows. We believe that we have sufficient capital to fund our operations at least through March 31, 2013, and beyond, from the remaining IPO proceeds.

Use of Estimates: In order to prepare our financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Our most significant estimates relate to operating and clinical expense accruals and stock-based compensation. Actual results could differ from our estimates.

REVA Medical, Inc.

(a development stage company)

Notes to Consolidated Financial Statements

(Unaudited)

1. Background and Basis of Presentation (continued)

Recent Accounting Pronouncements: During the three months ended March 31, 2012, we adopted ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income (loss) and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. The adoption of ASU 2011-05 concerned presentation and disclosure only and did not have an impact on our consolidated financial position or results of operations.

2. Balance Sheet Details

Investments: Excess cash is invested in high-quality marketable securities. Our investments are classified as either short- or long-term based on their maturity dates. Investments with a maturity of less than one year are classified as short-term; all others are classified as long-term. We have categorized the investments as “held-to-maturity” based on our intent and ability to hold to maturity. Our investments are stated at cost; their fair value is determined each reporting period through quoted market prices of similar instruments in active markets which is categorized as Level 2 according to accounting guidance. During the reporting period there were no declines in fair value that were deemed to be other than temporary. The cost, gross unrealized losses, and approximate fair values of our investments at March 31, 2012 are as follows:

	Cost	Gross Unrealized Losses	Fair Value
	(In thousands)
Time deposits:
Due in one year or less	$2,739	$(13)	$2,726
Due between one and two years	1,491	(9)	1,482

	$4,230	$(22)	$4,208

REVA Medical, Inc.

(a development stage company)

Notes to Consolidated Financial Statements

(Unaudited)

2. Balance Sheet Details (continued)

	December 31, 2011	March 31, 2012
	(In thousands)
Property and equipment:
Furniture and office equipment	$407	$410
Laboratory equipment	3,156	3,550
Leasehold improvements	1,157	1,689

	4,720	5,649
Accumulated depreciation and amortization	(2,760)	(2,890)

	$1,960	$2,759

Accrued expenses and other current liabilities:
Accrued salaries and other employee costs	$680	$478
Accrued operating expenses	203	492
Accrued use taxes	52	70

	$935	$1,040

3. Income Taxes

We have reported net losses for all periods through March 31, 2012; therefore, no provision for income taxes has been recorded since our inception. The net operating loss carryforwards arising from our net losses may be available to offset future taxable income for income tax purposes; however, under Internal Revenue Code (“IRC”) Sections 382 and 383, use of the net operating loss carryforwards, as well as our research tax credit carryforwards, may be limited based on cumulative changes in ownership. We have established a valuation allowance against the remainder of our net deferred tax assets due to the uncertainty surrounding the realization of those assets. We periodically evaluate the recoverability of the deferred tax assets and, when it is determined that it is more-likely-than-not that the deferred tax assets are realizable, the valuation allowance will be reduced. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

REVA Medical, Inc.

(a development stage company)

Notes to Consolidated Financial Statements

(Unaudited)

4. Stock-Based Compensation

The Plan: Our 2010 Equity Incentive Award Plan was a follow-on to our 2001 Stock Option/Stock Issuance Plan and the two plans are collectively referred to as the “Plan.” The Plan provides for restricted stock awards as well as for grants of incentive and non-qualified stock options for purchase of our common stock at a price per share equal to the closing market price of our stock on the date of grant. The number of shares reserved under the Plan may be increased annually by up to three percent of the outstanding stock of the Company. On January 1, 2012, an additional 984,315 shares were added, resulting in a total of 5,824,568 shares reserved under the Plan as of March 31, 2012. The term of the options granted under the Plan may not exceed ten years. Vesting periods of stock awards and option grants are determined by the Board of Directors and are generally four- or five-year periods. All options are immediately exercisable upon grant and are subject to repurchase by us at the exercise price in the event an optionee terminates service prior to being fully vested.

Option activity under the Plan is as follows:

	Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2011	3,304,000	$6.99
Cancelled	(6,800)	$12.25
Exercised	(275,700)	$1.12

Balance at March 31, 2012	3,021,500	$7.51

During 2011 we awarded 5,000 shares of restricted stock; we had not previously awarded any restricted stock under the Plan. Fifty percent of the restricted stock award vested in May 2011, 25 percent vests in May 2012, and the remaining 25 percent vests in May 2013.

No tax benefits arising from stock-based compensation have been recognized in the consolidated statements of operations through March 31, 2012.

Stock Options and Restricted Stock to Employees: We account for option grants and restricted stock awards to employees based on their estimated fair values on the date of grant or award, with the resulting stock-based compensation recorded over the vesting period on a straight-line basis. We include non-employee directors as employees for this purpose.

Expense recorded for employee options and awards under the Plan is as follows:

	Three Months Ended March 31,
	2011	2012
	(In thousands)
Research and development	$64	$204
General and administrative	614	616

Total stock-based compensation	$678	$820

REVA Medical, Inc.

(a development stage company)

Notes to Consolidated Financial Statements

(Unaudited)

4. Stock-Based Compensation (continued)

The fair value of options granted and restricted stock awarded during the three months ended March 31, 2011 was estimated using a dividend yield of zero percent, an expected life of 6.25 years, a risk-free interest rate of 2.68 percent, and an expected volatility of 63.9 percent. The assumed risk-free interest rate was based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected life of the option. The assumed volatility was calculated from the historical market prices of a selected group of publicly traded companies considered to be our peers. We used peer group data due to the fact that we have limited historical trading data. The expected option life was calculated using the simplified method under the accounting standard for stock compensation and a ten-year option expiration. The simplified method is used since we believe our option activity as a public company will differ from that of our own historical experience. The expected dividend yield of zero reflects that we have not paid cash dividends since inception and do not intend to pay cash dividends in the foreseeable future. The options granted to employees had a weighted average grant date fair value of $8.35 per share. No options were granted to employees during the three months ended March 31, 2012.

The aggregate intrinsic value of options exercised during the three months ended March 31, 2011 and 2012 was $42,000 and $1.32 million, respectively.

Stock Options to Consultants: We account for stock options granted to consultants at their fair value. Under this method, the fair value is estimated at each reporting date during the vesting period using the Black-Scholes option-pricing model. The resulting stock-based compensation expense, or income if the fair value declines in a reporting period, is recorded over the consultant’s service period. During September 2009, consultants were granted options to purchase 50,000 shares of common stock. Stock-based compensation, which was recorded as research and development expense, arising from these options totaled $59,000 and $27,000 for the three months ended March 31, 2011 and 2012, respectively. The fair value of consultant options at March 31, 2011 and 2012 was estimated to be $12.89 and $6.06 per share, respectively, based on the following assumptions:

	Three Months Ended March 31,
	2011	2012
Dividend yield	0.00%	0.00%
Expected life—years	8.46	7.46
Risk-free interest rate	3.19%	1.61%
Expected volatility of common stock	63.90%	62.10%

Non-Plan Options: Prior to establishment of the Plan, we had issued non-qualified options to purchase common stock under terms similar to those of the Plan. During the three months ended March 31, 2011, a total of 5,000 of the options were exercised and 5,000 expired; none remained outstanding as of March 31, 2011. All stock-based compensation expense related to these options was recorded prior to 2011.

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

Additional terms of the technology licenses include annual licensing payments of $175,000 until the underlying technology has been commercialized; the $175,000 for 2012 was paid during Q1 2012. Terms of the licenses also include other payments to occur during commercialization that could total $950,000, payment of $350,000 upon a change in control of ownership, and payment of patent filing, maintenance, and defense fees. The license terms remain in effect until the last patent expires.

6. Net Loss Per Common Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method and the if-converted method, as applicable. For purpose of this calculation, common stock options are considered to be common stock equivalents and are included in the calculation of diluted net loss per share only when their effect is dilutive. Common stock options totaling 3,413,700 and 3,021,500 were excluded from the computation of diluted net loss per share for the three months ended March 31, 2011 and 2012, respectively, because including them would have been antidilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q and with our consolidated financial statements and the related notes thereto that are contained in our Annual Report on Form 10-K for the year ended December 31, 2011. In addition to historical information, the following discussion and analysis includes forward-looking information that involves risks, uncertainties, and assumptions. Actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” elsewhere in this Form 10-Q and in our Form 10-K.

Overview

We are a development stage medical device company that is focused on the development and eventual commercialization of our proprietary bioresorbable stent products. Stents are minimally invasive, implantable medical devices that are used by interventional cardiologists for the treatment of coronary artery disease. Stents help stabilize diseased arteries by propping them open and restoring blood flow. Our stent products are designed to provide the same benefits as traditional metal stents, with the additional benefit of being dissolved by the body over time. Our principal stent product, the ReZolve® scaffold, combines our proprietary design with our proprietary bioresorbable polymer. We call ReZolve a scaffold because it is not a permanent device like a stent. ReZolve is designed to offer full x-ray visibility, clinically relevant sizing, and a controlled and safe resorption rate. In addition, by early encapsulation of the scaffold in the artery tissue, coupled with the loss of its structure over time, ReZolve may reduce the incidence of late forming blood clots, or thrombosis, a rare but serious problem associated with drug-eluting metal stents currently on the market.

Our stent products have not yet been approved for sale by regulatory authorities and will require extensive clinical testing and regulatory approval before they can be sold and generate any revenue. In 2007, we enrolled patients in a small clinical study that proved the viability of our stent technology while confirming the areas needing further development. We have been developing and advancing our technology in both its design and polymer composition since that study and have undertaken significant laboratory and preclinical testing which has shown the technology, and the ReZolve scaffold, are safe and effective across various preclinical models. We began clinical testing of the ReZolve scaffold in December 2011 with the initiation of a pilot study that is planned to enroll 50 patients in multiple clinical centers in Brazil and Europe through our second quarter 2012. The study is designed to evaluate the safety and performance of ReZolve, with primary evaluation of patients at one, six, and 12 months following implant and follow-up for five years. If acceptable results from this pilot study are achieved, we will initiate a larger clinical trial that will provide the data needed to apply for regulatory approval to commercialize in Europe. We will not generate revenue from our stent products until after we receive CE Mark or other regulatory approval. We currently anticipate submitting for CE Mark approval by the end of 2013. In order to produce quantities of the stent large enough to accommodate the clinical trials and commercial needs, when that time arrives, we will need to scale-up our manufacturing processes and expand our capabilities to allow for additional stent dimensions and other aspects. We have begun preliminary development of the methods and processes for the manufacturing scale-up and we plan to work on the dimensional and other aspects during the remainder of 2012.

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

We perform all of our research and development activities from our location in San Diego, California. As of March 31, 2012, we had 69 employees, a significant number of whom are degreed professionals and six of whom are PhDs. We leverage our internal expertise with contract research and preclinical laboratories, outside polymer and catheter manufacturing, and other outside services as needed. We have two clean rooms and multiple engineering and chemistry labs at our facility, in addition to our corporate and administrative office. We are ISO certified to the medical device standard 13485:2003 and intend to maintain the certification to support our commercialization plans.

We have not yet developed a product to a saleable stage and, therefore, we have not generated any product or other revenues. Our development efforts have been funded with a variety of capital received from angel investors, venture capitalists, strategic partners, hedge funds, and individuals. Additionally we completed an initial public offering (“IPO”) of our common stock in December 2010 with a listing on the Australian Securities Exchange. Since our inception, we have received approximately $153.8 million in equity proceeds and $28.5 million from issuance of notes payable (such notes payable were converted to common stock upon the IPO). As of March 31, 2012, we had approximately $57.3 million in cash and investments available for operations and $1.5 million in long-term investments. We have incurred substantial losses since our inception. As of March 31, 2012, we had accumulated a deficit of approximately $155.5 million. We expect our losses to continue until after product commercialization. We continue our development work to refine our principal product, the ReZolve scaffold, and perform clinical trials and, if these efforts are successful and we are able to apply for approval to sell our products, we expect to commence commercial sales. We currently anticipate submitting for CE Mark approval by the end of 2013.

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

Research and Development Expenses: Our research and development expenses arise from a combination of internal and external costs. Our internal costs primarily consist of employee salaries and benefits, facility and other overhead expenses, and engineering and other supplies that we use in our labs for prototyping, testing, and producing our stents and other product possibilities. Our external costs primarily consist of contract research, engineering consulting, polymer production costs, polymer lasing costs, catheter system and anti-restenotic drug purchases, preclinical and clinical study expenses, and license fees paid for the technology underlying our polymer materials. All research and development costs are expensed when incurred. We expect a significant increase in our clinical study costs in the future due to the scale-up of our pilot clinical trial that began in December 2011 and, if the pilot trial is successful, our larger scale follow-on clinical trial that will provide the data for a CE Mark application in Europe.

General and Administrative Expenses: Our general and administrative expenses consist primarily of salaries and benefits for our executive officers and administrative staff, corporate office and other overhead expenses, legal expenses including patent filing and maintenance costs, audit and tax fees, investor relations and other public company costs, and travel expenses. Although our patent portfolio is one of our most valuable assets, we record legal costs related to patent development, filing, and maintenance as expense when the costs are incurred since the underlying technology associated with these assets is purchased or incurred in connection with our research and development efforts and the future realizable value cannot be determined. We anticipate that we will continue to invest in patents at similar levels as we have in the past. We anticipate that we will continue to expand our corporate infrastructure to prepare for commercial sales of our products, which will increase our general and administrative expenses accordingly.

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

Research and Development Costs: We expense research and development costs as incurred. Our preclinical and clinical study costs are incurred on a contract basis and generally span a period from a few months to longer than a year. We record costs incurred under these contracts as the work occurs and make payments according to contractual terms. Until a contract is completed, we estimate the amount of work performed and accrue for estimated costs that have been incurred but not paid. As actual costs become known, we adjust our accruals. We expect our clinical expense accruals to increase as we continue to enroll patients in our pilot human trial, which began in December 2011, and, if successful, our follow-on larger clinical trial. We expect to make estimates as to the work performed throughout the term of these trials, which is expected to be five years or longer. To date, there have been no material changes in our research and development expense estimates, including our estimates for accrued clinical costs.

Stock-Based Compensation: We recognize stock-based compensation expense in connection with stock option grants to employees, directors, and consultants and restricted stock awards to employees. For grants and awards to employees and directors, we determine the amount of compensation expense by estimating the fair value of the option or stock on the date of grant or award, and then amortize that fair value on a straight-line basis over the period the recipient provides service, which generally is four or five years, and record the expense in our statement of operations as either research and development expense or general and administrative expense based on the recipient’s work classification. We estimate the fair value by using the Black-Scholes option pricing model. For the model inputs, we use the fair value of the underlying common stock, a risk-free interest rate that corresponds to the expected life of the option, an expected option life between 6.25 and 6.5 years, and an estimate of volatility based on the market trading prices of comparative peer companies. Additionally, we reduce the amount of recorded compensation expense to allow for potential forfeitures of the options; the forfeiture rate is based on our actual historical forfeitures and has ranged from approximately 2.5 percent to 5.3 percent. For options granted to consultants, we estimate the fair value at the date of grant and at each subsequent accounting date and record compensation expense in our statement of operations based on the fair value during the service period of the consultant, which is generally a five-year vesting period. We estimate the fair value by using the Black-Scholes option pricing model with the same approach to inputs and assumptions as described above. As a result of our use of estimates, if factors change and we use different assumptions, the amount of our stock-based compensation expense could be materially different in the future.

Operating Leases: We currently lease our office facilities under a non-cancelable operating lease that expires in January 2018. We recognize rent expense on a straight-line basis in accordance with accounting guidance; differences between actual cash payments compared to recognized rent expense are aggregated and classified as a deferred liability.

Results of Operations

During 2011, our activities centered around testing and readying the ReZolve scaffold for human clinical trials while in 2012 our activities centered around enrollment in the human clinical trial, manufacturing scale-up for and support of the trial and testing of advanced polymers and designs. Following are discussions of our 2012 operating results as compared to our 2011 operating results.

Comparison of the Three Months Ended March 31, 2011 and 2012

Our operating results for the three month periods indicated are as follows:

	Three Months Ended
	March 31,		Change
	2011	2012	Dollars	Percentage
	(Dollars in thousands)
Research and development expense	$3,241	$3,799	$558	17%
General and administrative expense	$1,928	$1,922	$(6)	(<1%)
Interest income	$46	$28	$(18)	(39%)
Other expense	$(10)	$(5)	$5	(50%)

Research and development expense increased $558,000, or 17 percent, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase was due to several factors. Personnel costs, including recruitment costs and stock-based compensation expense, increased $112,000 primarily due to increased stock-based compensation resulting from the March 2011 employee stock option grant. Reduced recruiting and contract labor expenses in 2012 were offset by an increase in salary from increased headcount. Clinical costs increased $259,000 as we continued to enroll patients in our pilot study. Preclinical study costs increased $149,000 as a result of additional quantities and varieties of studies performed to test the stent. Facilities costs increased $119,000 due to leasing additional square footage. Consulting services decreased $88,000 due to the timing of process design of our stent. Stent material costs decreased $50,000. The remainder of the change in research and development expenses between periods is due to increases in testing and depreciation expense offset by decreases in lab supplies.

General and administrative expense decreased $6,000, or less than one percent, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Personnel costs increased $46,000 mainly due to administrative hires in 2011 to support public company needs. Travel and investor relations expenses increased $72,000. Legal fees decreased $118,000 as costs incurred in the initial quarter of being a publicly traded, ASX listed and SEC compliant company in 2011 were not repeated. The remainder of the change in general and administrative expenses between periods was due to increases in general office and other expenses.

Interest income decreased $18,000 for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 as a result of lower rates at which we earned interest due to general economic conditions.

Other income and expense remained relatively immaterial for the three months ended March 31, 2012 and did not change significantly compared to the same period in 2011. This income or expense primarily arises from gains and losses in foreign currency exchange rates when we purchase goods or services from foreign suppliers.

Liquidity and Capital Resources

Sources of Liquidity

We are considered a “development stage” enterprise, as we have not yet generated revenues from the sale of products. Although we have been researching and developing new technologies and product applications and we initiated a pilot clinical trial in 2011, we do not anticipate having a product available for sale until after we receive CE Mark or other regulatory approval. We currently anticipate submitting for CE Mark approval by the end of 2013. Until revenue is generated from a saleable product, we expect to continue to incur substantial operating losses and experience significant net cash outflows. We have incurred losses since our inception in June 1998 and, through March 31, 2012, we had an accumulated deficit of approximately $155.5 million.

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

Based on our current operating plans, we believe that our cash and investments as of March 31, 2012 of $58.8 million, which represents the remaining proceeds from our IPO, will be sufficient to meet our capital and operating needs beyond the next year and will be sufficient to satisfy our liquidity requirements and provide sufficient working capital to carry out our business objectives during that time.

Cash Flows

Our cash flows for the periods indicated are as follows:

	Three Months Ended
	March 31,
	2011	2012
	(In thousands)
Net cash used for operating activities	$(3,839)	$(4,549)
Net cash used for investing activities	(180)	(347)
Net cash provided by financing activities	5	309
Effect of foreign exchange rates	1	—

Net decrease in cash and cash equivalents	$(4,013)	$(4,587)

Net Cash Flow from Operating Activities

Net cash used for operating activities during the first three months of 2011 primarily reflects the quarterly net loss of $5.13 million. A total of $431,000 was provided from the net changes in operating assets and liabilities, which was offset by non-cash expenses of $116,000 for depreciation and amortization, $737,000 for stock-based compensation, and $10,000 for other expense.

Net cash used for operating activities during the first three months of 2012 primarily reflects the net loss of $5.70 million. A total of $83,000 was provided from the net changes in operating assets and liabilities. Non-cash expenses included $139,000 of depreciation and amortization, $847,000 of stock-based compensation, and $80,000 for other expense.

Net Cash Flow from Investing Activities

Net cash used in investing activities during the three months ended March 31, 2011 consisted of the net purchases of property and equipment. The majority of the purchases was for lab equipment .

Net cash used in investing activities during the three months ended March 31, 2012 consisted of $1.34 million for tenant improvements and purchases of predominantly lab and other equipment, $249,000 for the purchase of long-term investment securities offset by $1.25 million cash received upon the maturity of short-term investment securities.

Net Cash Flow from Financing Activities

Cash provided by financing activities during the first three months of 2011 and 2012 resulted from issuances of common stock upon the exercise of employee stock options.

Operating Capital and Capital Expenditure Requirements

To date, we have not commercialized any products. We do not anticipate generating any revenue unless and until we successfully obtain CE Mark or other regulatory approval for, and begin selling, the ReZolve scaffold or one of our other product possibilities. We anticipate that we will continue to incur substantial net losses until at least into 2014 as we continue our development work, conduct and complete preclinical and clinical trials, expand our corporate infrastructure, and prepare for the potential commercial launch of our products.

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

Contractual Obligations, Commitments, and Contingencies

The following table summarizes our outstanding contractual obligations as of March 31, 2012:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
			(In thousands)
Operating lease obligations	$3,692	$511	$1,242	$1,344	$595
Purchase obligations	352	311	41	—	—
Employment agreements	523	523	—	—	—

Total contractual obligations	$4,567	$1,345	$1,283	$1,344	$595

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

During the three months ended March 31, 2012, we adopted ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income (loss) and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. The adoption of ASU 2011-05 concerned presentation and disclosure only and did not have an impact on our consolidated financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

Our cash and short-term investments of $57.3 million as of March 31, 2012 consisted of cash and time deposits that will be used for working capital purposes. Our long-term investments of $1.5 million at March 31, 2012 consisted of fixed maturity time deposits. We have the positive intent and ability to hold both our short- and long-term investments to maturity. We do not enter into investments for trading or speculative purposes. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates in the U.S. All our investments mature within 18 months of March 31, 2012. Because of the relatively short durations to maturity of our investments and our positive intent and ability to hold them to maturity, we do not believe that we have any material exposure to changes in their fair values as a result of changes in interest rates.

Foreign Currency Risk

To date, our purchases from foreign suppliers and consultants have been minimal and have been denominated primarily in the currencies of Australia and the European Union. As our pilot clinical trial advances we will have increased exposure to foreign currency exchange rate fluctuations. We do not enter into foreign currency hedging transactions. The effects of exchange rate fluctuations on the net assets of our non-operational German subsidiary are accounted for as translation gains or losses in accumulated other comprehensive income within stockholders’ equity. A change of ten percent or more in foreign currency exchange rates of the Australian dollar or the Euro would have a material impact on our financial position and results of operations if we continue or increase our purchases denominated in these currencies.

Related Party Transactions

Our related parties include the members of our Board of Directors and investors with five percent or more of our outstanding securities. As of March 31, 2012, our related parties collectively represented approximately 65 percent of our outstanding stock. Certain transactions with related parties will be subject to stockholder approval in accordance with ASX Listing Rules and our internal policy requires audit committee approval for related party transactions exceeding $120,000. During the three months ended March 31, 2012, there were no related party transactions other than fees and salary in the normal course of business as disclosed in our public filings.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated, recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired objectives. In reaching a reasonable level of assurance, management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We may from time to time be subject to various claims and legal actions during the ordinary course of our business. We believe that there are currently no claims or legal actions that would reasonably be expected to have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors

Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which we strongly encourage you to review. There have been no material changes during the three months ended March 31, 2012, from the risk factors disclosed in Item 1A of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

On December 16, 2010, we closed our initial public offering, in which we sold 77,272,730 CDIs, representing 7,727,273 shares of our common stock, at a price to the public of A$1.10 per CDI or A$11.00 per share. The aggregate offering price for CDIs sold in the offering was A$85.0 million (which equated to approximately US$84.3 million). The offer and sale of all of the CDIs in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-168852). We raised approximately $76.2 million in net proceeds after deducting placement agent fees and other offering expenses. Of the net proceeds received in the initial public offering, we had expected to use approximately:

•	$40.0 million for research and development activities, including continuing development of our ReZolve scaffold;

•	$10.0 million for clinical trials;

•	$4.0 million for building commercial infrastructure, including manufacturing capacity expansion; and

•	the balance for working capital and other general corporate purposes.

We continue to operate our Company within these expected amounts and they represent our current intentions based upon our present plans and business condition. The amounts and timing of our actual future expenditures may vary significantly and will depend upon numerous factors, including the timing and success of our clinical trials. We plan to commence clinical trials in the U.S. after we receive acceptable data from the European clinical trials. Due to the regulatory requirements in the U.S. that require a study with a large number of patients, we anticipate needing additional funding in order to carry out the U.S. clinical trials.

Pending the use of net proceeds, we invest the offering proceeds in accordance with our investment policy, which allows short- and long-term interest-bearing obligations, investment grade instruments, certificates of deposit, or guaranteed obligations of the U.S. government.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

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

REVA Medical, Inc.

Date: May 10, 2012	/s/ Robert B. Stockman
Robert B. Stockman
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2012	/s/ Katrina L. Thompson
Katrina L. Thompson
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation.*

3.2	Amended and Restated Bylaws to be effective upon completion of this offering.*

4.1	Form of Stock Certificate.*

4.2	Form of Amended and Restated Investors’ Rights Agreement, by and among REVA Medical, Inc. and the holders of our preferred stock set forth therein.*

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350. +

99.1	Section 13 of the ASX Settlement Rules. *

101	XBRL Instance Document. ++

101	XBRL Taxonomy Extension Schema Document. ++

101	XBRL Calculation Linkbase Document. ++

101	XBRL Taxonomy Definition Linkbase Document. ++

101	XBRL Taxonomy Label Linkbase Document. ++

101	XBRL Taxonomy Presentation Linkbase Document. ++

*	Filed as exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 333-168852), effective November 15, 2010, and incorporated herein by reference.
+	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of REVA Medical, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
++	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.