Form 10-Q
period 2012-06-30
REVA Medical, Inc.
filed 2012-08-09
CIK 1496268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of August 8, 2012, a total of 33,122,203 shares of the registrant’s Common Stock, $0.0001 par value per share, were outstanding.

REVA MEDICAL, INC.

FORM 10-Q — QUARTERLY REPORT

For the Quarter Ended June 30, 2012

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

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

REVA Medical, Inc.

(a development stage company)

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

		June 30,
	December 31,	2012
	2011	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$59,161	$49,547
Short-term investments	1,992	3,237
Prepaid expenses and other current assets	913	419

Total Current Assets	62,066	53,203

Property and equipment, net	1,960	2,813
Long-term investments	3,234	1,491
Other assets	60	60

Total Assets	$67,320	$57,567

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$1,284	$987
Accrued expenses and other current liabilities	935	1,033

Total Current Liabilities	2,219	2,020

Long-term liabilities	518	609

Total Liabilities	2,737	2,629

Commitments and Contingencies (Note 5)

Stockholders’ Equity:
Common stock — $0.0001 par value; 100,000,000 shares authorized; 32,810,503 and 33,088,203 shares issued and outstanding at December 31, 2011 and June 30, 2012 respectively	3	3
Class B common stock — $0.0001 par value; 25,000,000 shares authorized; no shares issued or outstanding	—	—
Undesignated preferred stock — $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	214,391	216,360
Accumulated other comprehensive loss	—	(1)
Deficit accumulated during the development stage	(149,811)	(161,424)

Total Stockholders’ Equity	64,583	54,938

Total Liabilities and Stockholders’ Equity	$67,320	$57,567

The accompanying notes are an integral part of these financial statements.

REVA Medical, Inc.

(a development stage company)

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

					Period from
					June 3, 1998
	Three Months Ended		Six Months Ended		(inception)
	June 30,		June 30,		to June 30,
	2011	2012	2011	2012	2012

Operating Expense:
Research and development	$3,486	$4,024	$6,727	$7,823	$95,545
General and administrative	1,928	1,926	3,856	3,848	31,735

Loss from operations	(5,414)	(5,950)	(10,583)	(11,671)	(127,280)

Other Income (Expense):
Interest income	70	26	116	54	1,337
Related party interest expense	0	0	0	0	(21,113)
Interest expense	0	0	0	0	(952)
Interest from amortization of notes payable premium	0	0	0	0	2,283
Change in fair value of preferred stock rights and warrant liabilities	0	0	0	0	1,795
Loss on extinguishment of notes payable	0	0	0	0	(13,285)
Other income (expense)	(7)	9	(17)	4	(36)

Net Loss	(5,351)	(5,915)	(10,484)	(11,613)	(157,251)
Cumulative dividends and deemed dividends on Series H convertible preferred stock	0	0	0	0	(10,695)

Net Loss Attributable to Common Stockholders	$(5,351)	$(5,915)	$(10,484)	$(11,613)	$(167,946)

Net Loss Per Common Share:
Net loss per share, basic and diluted	$(0.16)	$(0.18)	$(0.32)	$(0.35)

Shares used to compute net loss per share, basic and diluted	32,774,199	33,087,346	32,769,294	33,050,677

Other Comprehensive Income (Loss):
Foreign currency translation adjustments	$1	$(1)	$2	$(1)	$(1)

Comprehensive Loss	(5,350)	(5,916)	(10,482)	(11,614)	(157,252)
Comprehensive loss attributable to cumulative dividends and deemed dividends on Series H convertible preferred stock	0	0	0	0	(10,695)

Comprehensive Loss Attributable to Common Stockholders	$(5,350)	$(5,916)	$(10,482)	$(11,614)	$(167,947)

The accompanying notes are an integral part of these financial statements.

REVA Medical, Inc.

(a development stage company)

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

			Period from
			June 3, 1998
	June 30,		(inception) to June 30,
	2011	2012	2012
Cash Flows from Operating Activities:
Net Loss	$(10,484)	$(11,613)	$(157,251)
Non-cash adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	241	311	3,604
Loss (gain) on property and equipment disposal and impairment	(1)	0	584
Stock-based compensation	1,517	1,659	6,776
Interest on notes payable	0	0	8,562
Repayment premium on notes payable	0	0	11,100
Loss on change in fair value of preferred stock warrant liability	0	0	970
Gain on change in fair value of preferred stock rights liability	0	0	(2,765)
Loss on extinguishment of notes payable	0	0	13,285
Other non-cash expenses	23	58	129
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	449	494	(419)
Other assets	0	0	(60)
Accounts payable	(315)	212	987
Accrued expenses and other current liabilities	247	67	1,002
Long-term liabilities	0	64	523

Net cash used for operating activities	(8,323)	(8,748)	(112,973)

Cash Flows from Investing Activities:
Purchases of property and equipment	(459)	(1,673)	(7,168)
Sales of property and equipment	7	0	167
Purchases of short-term investments	0	(249)	(20,127)
Purchases of long-term investments	0	(747)	(3,981)
Maturities of short-term investments	0	1,494	19,380

Net cash used for investing activities	(452)	(1,175)	(11,729)

Cash Flows from Financing Activities:
Proceeds from issuances of convertible preferred stock, net of costs	0	0	68,917
Proceeds from issuances of common stock	6	310	85,276
Initial public offering costs	0	0	(8,068)
Proceeds from exercises of warrants	0	0	263
Repurchases of stock	0	0	(638)
Proceeds from issuances of notes payable	0	0	28,600
Repayments of notes payable	0	0	(100)

Net cash provided by financing activities	6	310	174,250

Effect of foreign exchange rates	2	(1)	(1)

Net increase (decrease) in cash and cash equivalents	(8,767)	(9,614)	49,547
Cash and cash equivalents at beginning of period	81,747	59,161	0

Cash and cash equivalents at the end of period	$72,980	$49,547	$49,547

Supplemental Cash and Non-Cash Information
Cash paid for interest	$0	$0	$126

Non-cash conversions of notes payable, accrued interest, note premiums and discounts, preferred stock, non-voting common stock, preferred warrants, and common warrants upon initial public offering in December 2010	$0	$0	$120,349

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

The consolidated financial statements include the accounts of REVA and our wholly owned subsidiary, REVA Germany GmbH. All intercompany transactions and balances, if any, have been eliminated in consolidation. The interim consolidated balance sheet as of June 30, 2012, the consolidated statements of operations for the three and six months ended June 30, 2011 and 2012 and the period from June 3, 1998 (inception) through June 30, 2012 and the consolidated statements of cash flows for the six months ended June 30, 2011 and 2012 and the period from June 3, 1998 through June 30, 2012 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in our opinion, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair statement of the results of these interim periods have been included. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012 or for any other interim period.

Development Stage and Capital Resources: We are considered a “development stage” enterprise, as we have not yet generated revenues from the sale of products. Although we have been researching and developing new technologies and product applications and have initiated the first human clinical and pilot trial of our bioresorbable stent, we do not anticipate having a product available for sale until after we receive CE Marking or other regulatory approval. We currently anticipate making an application by the end of 2013 for CE Marking. Until revenue is generated from a saleable product, we expect to continue to incur substantial operating losses and experience significant net cash outflows. We believe that we have sufficient capital to fund our operations at least through June 30, 2013, and beyond, from the remaining IPO proceeds.

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

Recent Accounting Pronouncements Adopted: Effective January 1, 2012, we adopted Accounting Standards Update No. 2011-05 (“ASU 2011-05”), “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income (loss) and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. The adoption of ASU 2011-05 concerned presentation and disclosure only and did not have an impact on our consolidated financial position or results of operations.

2.	Balance Sheet Details

Investments: Excess cash is invested in high-quality marketable securities. Our investments are classified as either short- or long-term based on their maturity dates. Investments with a maturity of less than one year are classified as short-term; all others are classified as long-term. We have categorized the investments as “held-to-maturity” based on our intent and ability to hold to maturity. Our investments are stated at cost; their fair value is determined each reporting period through quoted market prices of similar instruments in active markets, which is categorized as Level 2 according to GAAP. During the reporting period there were no declines in fair value that were deemed to be other than temporary. The following table summarizes our time deposit investments:

	December 31, 2011			June 30, 2012
Maturity	Cost	Gross Unrealized Losses	Fair Value	Cost	Gross Unrealized Losses	Fair Value
	(In thousands)			(In thousands)
One year or less	$1,992	$(7)	$1,985	$3,237	$(12)	$3,225
One to two years	3,234	(36)	3,198	1,491	(7)	1,484

	$5,226	$(43)	$5,183	$4,728	$(19)	$4,709

REVA Medical, Inc.

(a development stage company)

Notes to Consolidated Financial Statements

(Unaudited)

2.	Balance Sheet Details (continued)

	December 31	June 30,
	2011	2012
Property and equipment:
Furniture and office equipment	$407	$435
Laboratory equipment	3,156	3,701
Leasehold improvements	1,157	1,735

	4,720	5,871

Accumulated depreciation and amortization	(2,760)	(3,058)

	$1,960	$2,813

Accrued expenses and other current liabilities:
Accrued salaries and other employee costs	$680	$401
Accrued operating expenses	203	562
Accrued use taxes	52	40
Deferred rent	0	30

	$935	$1,033

3.	Income Taxes

We have reported net losses for all periods through June 30, 2012; therefore, no provision for income taxes has been recorded since our inception. The net operating loss carryforwards arising from our net losses may be available to offset future taxable income for income tax purposes; however, under Internal Revenue Code (“IRC”) Sections 382 and 383, use of the net operating loss carryforwards, as well as our research tax credit carryforwards, may be limited based on cumulative changes in ownership. We have established a valuation allowance against the remainder of our net deferred tax assets due to the uncertainty surrounding the realization of those assets. We periodically evaluate the recoverability of the deferred tax assets and, when it is determined that it is more-likely-than-not that the deferred tax assets are realizable, the valuation allowance will be reduced. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

REVA Medical, Inc.

(a development stage company)

Notes to Consolidated Financial Statements

(Unaudited)

4.	Stock-Based Compensation

The Plan: Our 2010 Equity Incentive Award Plan was a follow-on to our 2001 Stock Option/Stock Issuance Plan and the two plans are collectively referred to as the “Plan.” The Plan provides for restricted stock awards as well as for grants of incentive and non-qualified stock options for purchase of our common stock at a price per share equal to the closing market price on the date of grant. The number of shares reserved under the Plan may be increased annually by up to three percent of the outstanding stock of the Company. On January 1, 2012, an additional 984,315 shares were added, resulting in a total of 5,822,568 shares reserved under the Plan as of June 30, 2012. The term of the options granted under the Plan may not exceed ten years. Vesting periods of stock awards and option grants are determined by the Board of Directors and are generally four- or five-year periods. All options are immediately exercisable upon grant and are subject to repurchase by us at the exercise price in the event an optionee terminates service prior to being fully vested.

Option activity under the Plan is as follows:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price

Balance at December 31, 2011	3,304,000	$6.99
Granted	110,000	$6.52
Cancelled	(9,300)	$12.64
Exercised	(277,700)	$1.12

Balance at June 30, 2012	3,127,000	$7.48

During 2011 we awarded 5,000 shares of restricted stock; we had not previously awarded any restricted stock under the Plan. Fifty percent of the restricted stock award vested in May 2011, 25 percent vested in May 2012, and the remaining 25 percent vests in May 2013.

No tax benefits arising from stock-based compensation have been recognized in the consolidated statements of operations through June 30, 2012.

Stock Options and Restricted Stock to Employees: We account for option grants and restricted stock awards to employees based on their estimated fair values on the date of grant or award, with the resulting stock-based compensation recorded over the vesting period on a straight-line basis. We include non-employee directors as employees for this purpose.

Expense recorded for employee options and awards under the Plan is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2012	2011	2012

Research and development	$213	$204	$277	$408
General and administrative	611	618	1,225	1,234

Total stock-based compensation	$824	$822	$1,502	$1,642

REVA Medical, Inc.

(a development stage company)

Notes to Consolidated Financial Statements

(Unaudited)

4.	Stock-Based Compensation (continued)

The fair value of options granted during the six months ended June 30, 2011 was estimated using a dividend yield of zero percent, an expected life of 6.25 years, a risk-free interest rate of 2.68 percent, and an expected volatility of 63.9 percent. The fair value of options granted during the six months ended June 30, 2012 was estimated using a dividend yield of zero percent, an expected life of 6.25 years, a risk-free interest rate of 1.18 percent, and an expected volatility of 62.1 percent. The assumed risk-free interest rate was based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected life of the option. The assumed volatility was calculated from the historical market prices of a selected group of publicly traded companies considered to be our peers. We used peer group data due to the fact that we have limited historical trading data. The expected option life was calculated using the simplified method under the accounting standard for stock compensation and a ten-year option expiration. The simplified method is used since we believe our option activity as a public company will differ from that of our own historical experience. The expected dividend yield of zero reflects that we have not paid cash dividends since inception and do not intend to pay cash dividends in the foreseeable future. The options granted to employees during the six months ended June 30, 2011 and 2012 had weighted average grant date fair values of $8.35 and $3.77 per share, respectively. The fair value of our restricted stock awards is calculated using the closing market price on the date of award.

The aggregate intrinsic value of options exercised during the six months ended June 30, 2011 and 2012 was $55,000 and $1.3 million, respectively.

Stock Options to Consultants: We account for stock options granted to consultants at their fair value. Under this method, the fair value is estimated at each reporting date during the vesting period using the Black-Scholes option-pricing model. The resulting stock-based compensation expense, or income if the fair value declines in a reporting period, is recorded over the consultant’s service period. During September 2009, consultants were granted options to purchase 50,000 shares of common stock. Stock-based compensation, which was recorded to research and development, arising from these options totaled income of $44,000 and $9,000 for the three months ended June 30, 2011 and 2012, respectively and expense of $15,000 and $17,000 for the six months ended June 30, 2011 and 2012, respectively. The fair value of consultant options at June 30, 2011 and 2012 was estimated to be $9.67 and $5.19 per share, respectively, based on the following assumptions:

	Six Months Ended June 30,
	2011	2012

Dividend yield	0.00%	0.00%
Expected life — years	8.21	7.21
Risk-free interest rate	2.84%	1.11%
Expected volatility of common stock	63.90%	62.10%

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

Additional terms of the technology licenses include annual licensing payments of $175,000 until the underlying technology has been commercialized; the $175,000 for 2012 was paid and recorded to research and development expense during the first quarter of 2012. Terms of the licenses also include other payments to occur during commercialization that could total $950,000, payment of $350,000 upon a change in control of ownership, and payment of patent filing, maintenance, and defense fees. The license terms remain in effect until the last patent expires.

6.	Net Loss Per Common Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method and the if-converted method, as applicable. For purpose of this calculation, common stock options are considered to be common stock equivalents and are included in the calculation of diluted net loss per share only when their effect is dilutive. Common stock options totaling 3,412,000 and 3,127,000 were excluded from the computation of diluted net loss per share for the six months ended June 30, 2011 and 2012, respectively, because including them would have been antidilutive.

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

Our stent products have not yet been approved for sale by regulatory authorities and will require extensive clinical testing and regulatory approval before they can be sold and generate any revenue. In 2007, we enrolled patients in a small clinical study that proved the viability of our stent technology while confirming the areas needing further development. We have been developing and advancing our technology in both its design and polymer composition since that study and have undertaken significant laboratory and preclinical testing which has shown the technology, and the ReZolve scaffold, are safe and effective across various preclinical models. We began clinical testing of the ReZolve scaffold in December 2011 with the initiation of a pilot study that is designed to evaluate its safety and performance, with primary evaluation of patients at one, six, and 12 months following implant and follow-up for five years. We completed enrollment of the ReZolve scaffold in July 2012, with a total of 26 patients enrolled in multiple clinical centers in Brazil and Europe and no major adverse coronary events (“MACE”) to date. Following our initial testing and clinical enrollment with our ReZolve scaffold, we have produced our ReZolve2 scaffold, which is a lower-profile sheathless version of the ReZolve scaffold. If acceptable results from the initial ReZolve enrollment are achieved and our evaluation of ReZolve2 provides the results we anticipate, we will initiate a larger clinical trial using the ReZolve2 scaffold that will provide the data needed to apply for regulatory approval to commercialize in Europe (or “CE Marking”). We will not generate revenue from our stent products until after we receive CE Marking or other regulatory approval. We currently anticipate making an application by the end of 2013 for CE Marking. In order to produce large enough quantities of the device to accommodate the clinical trials and commercial needs, when that time arrives, we will need to scale-up our manufacturing processes and expand our capabilities to allow for additional stent dimensions and other aspects. We have begun preliminary development of the methods and processes for the manufacturing scale-up and we plan to work on the dimensional and other aspects during the remainder of 2012.

We have invented, co-invented, and licensed a portfolio of proprietary technologies. Our design-related technologies have been invented by our employees and consultants and our materials-related technologies have been either invented by our employees or licensed from, or co-invented with, Rutgers, The State University of New Jersey. We consider our patent portfolio to be significant and have invested considerable time and funds to develop and maintain it. Our goal is to perform feasibility tests on additional technologies in our patent portfolio following our clinical enrollment of our ReZolve2 scaffold and, if feasibility is proven, determine a course of development for potential products and, thus, provide a follow-on product pipeline.

We perform all of our research and development activities from our location in San Diego, California. As of June 30, 2012, we had 71 employees, a significant number of whom are degreed professionals and five of whom are PhDs. We leverage our internal expertise with contract research and preclinical laboratories, outside polymer and catheter manufacturing, and other outside services as needed. We have two clean rooms and multiple engineering and chemistry labs at our facility, in addition to our corporate and administrative office. We are ISO certified to the medical device standard 13485:2003 and intend to maintain the certification to support our commercialization plans.

We have not yet developed a product to a saleable stage and, therefore, we have not generated any product or other revenues. Our development efforts have been funded with a variety of capital received from angel investors, venture capitalists, strategic partners, hedge funds, and individuals. Additionally we completed an initial public offering (“IPO”) of our common stock in December 2010 with a listing on the Australian Securities Exchange. Since our inception, we have received approximately $153.8 million in equity proceeds and $28.5 million from issuance of notes payable (such notes payable were converted to common stock upon the IPO). As of June 30, 2012, we had approximately $52.8 million in cash and investments available for operations and $1.5 million in long-term investments. We have incurred substantial losses since our inception. As of June 30, 2012, we had accumulated a deficit of approximately $161.4 million. We expect our losses to continue until after product commercialization. We continue our development work to refine our principal products, the ReZolve and ReZolve2 scaffolds, and perform clinical trials and, if these efforts are successful and we are able to apply for approval to sell our products, we expect to commence commercial sales. We currently anticipate making an application by the end of 2013 for CE Marking.

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

Research and Development Expenses: Our research and development expenses arise from a combination of internal and external costs. Our internal costs primarily consist of employee salaries and benefits, facility and other overhead expenses, and engineering and other supplies that we use in our labs for prototyping, testing, and producing our stents and other product possibilities. Our external costs primarily consist of contract research, engineering consulting, polymer production costs, polymer lasing costs, catheter system and anti-restenotic drug purchases, preclinical and clinical study expenses, and license fees paid for the technology underlying our polymer materials. All research and development costs are expensed when incurred. We began clinical testing of our ReZolve scaffold in December 2011 with the initiation of a pilot clinical study that will follow patients for up to five years. We completed enrollment with the ReZolve scaffold in July 2012. Following our initial testing and clinical enrollment with the ReZolve scaffold, we have produced our ReZolve2 scaffold, which is a lower-profile sheathless version of the ReZolve scaffold. If acceptable results from the initial ReZolve enrollment are achieved and our evaluation of ReZolve2 provides the results we anticipate, we will initiate a larger clinical study using the ReZolve2 scaffold that will provide the data for a CE Marking application in Europe; this larger study will increase our clinical expenses significantly.

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

Research and Development Costs: We expense research and development costs as incurred. Our preclinical and clinical study costs are incurred on a contract basis and generally span period several accounting periods. Our preclinical studies generally range from 30 days to six months, with certain studies lasting up to four years. The majority of expenses for our preclinical studies occur upon study initiation, with maintenance and interim evaluation expenses occurring during the remainder of the study. Our clinical studies call for patient follow-up during a five-year period. Nearly all expenses associated with our clinical studies occur upon patient enrollment; unless there is a medical complication, immaterial expenses will also occur upon periodic follow-up procedures. We record costs incurred under these preclinical and clinical study contracts as the work occurs and make payments according to contractual terms. Until a contract is completed, we estimate the amount of work performed and accrue for estimated costs that have been incurred but not paid. As actual costs become known, we adjust our accruals. To date, there have been no material changes in our research and development expense estimates, including our estimates for accrued clinical costs.

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

Results of Operations

During 2011, our activities centered around testing and readying the ReZolve scaffold for human clinical trials while in 2012 our activities centered around enrollment in the pilot human clinical trial, manufacturing scale-up for and support of the clinical trial, and testing of advanced polymers, designs, and delivery systems. Following are discussions of our 2012 operating results as compared to our 2011 operating results.

Comparison of the Three Months Ended June 30, 2011 and 2012

Our operating results for the three month periods indicated are as follows:

	Three Months Ended
	June 30,		Change
	2011	2012	$	%
	(In thousands)
Research and development expense	$3,486	$4,024	$538	15%
General and administrative expense	$1,928	$1,926	$(2)	<(1%)
Interest income	$70	$26	$(44)	(63%)
Other income (expense)	$(7)	$9	$16	>(100%)

Research and development expense increased $538,000, or 15 percent, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011, primarily due to increases in expenses supporting our pilot clinical study. Clinical costs increased $162,000, reflecting the continued enrollment of patients in the clinical study. Personnel costs, including recruitment costs and stock-based compensation expense, increased $159,000 primarily due to headcount additions. Facilities costs increased $77,000 due to the addition of lab and operating space. Material costs, including scaffold components and catheter delivery system expenses, increased $79,000 as we produced supplies for clinical enrollment and continued advanced design and delivery system work. Preclinical study costs increased $64,000 as a result of carrying costs on studies initiated in prior periods and the addition of new applied studies undertaken to continue testing and validating the device. Depreciation expense increased $61,000 due mainly to the addition of lab and production equipment. Offsetting these increases, consulting services and supplies decreased by $64,000 as we moved into clinical enrollment, compared to a development focus in the prior year.

General and administrative expense decreased $2,000, or less than one percent, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. A combination of decreases and increases in expenses resulted in this overall decrease. Shareholder and other public company costs decreased $94,000 due to utilizing fewer outside services in 2012 and due to the timing of audit and tax work between periods. Marketing costs decreased $26,000 as one-time activities in 2011 were not repeated in 2012. Personnel costs increased $73,000 due to headcount increases and travel and board costs increased $44,000, primarily due to engaging a compensation consultant to advise our Compensation Committee on executive compensation matters. The remainder of the change in general and administrative expenses between periods resulted from immaterial changes in general office and other expenses.

Interest income decreased $44,000 for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 as a result of lower cash and investable balances and lower rates at which we earned interest due to general economic conditions.

Other income and expense remained relatively immaterial for the three months ended June 30, 2012. Our other income and expense primarily arises from foreign currency exchange rates fluctuation following purchases of goods or services from foreign suppliers.

Comparison of the Six Months Ended June 30, 2011 and 2012

Our operating results for the six month periods indicated are as follows:

	Six Months Ended
	June 30,		Change
	2011	2012	$	%
	(In thousands)
Research and development expense	$6,727	$7,823	$1,096	16%
General and administrative expense	$3,856	$3,848	$(8)	<(1%)
Interest income	$116	$54	$(62)	(53%)
Other income (expense)	$(17)	$4	$21	>(100%)

Research and development expense increased $1.1 million or 16 percent, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The increase was due to several factors. Clinical costs increased $421,000 as we enrolled patients in our pilot clinical study. Personnel costs, including recruitment costs and stock-based compensation expense, increased $271,000 primarily due to increased headcount, an increase in stock-based compensation expenses, and a reduction of recruitment expenses. Preclinical study costs increased $213,000 as a result of carrying costs on studies initiated in prior periods and the addition of new applied studies undertaken to continue testing and validating the device. Facilities costs increased $196,000 due to the addition of lab and operating space. Depreciation expense increased $98,000 due mainly to the addition of lab equipment. Offsetting these increases, consulting services decreased $107,000 between periods due to the timing of process and design work. The remainder of the change in research and development expenses between periods is due to increases in material costs offset by decreases in testing and lab supplies.

General and administrative expense decreased $8,000, or less than one percent, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. A combination of deceases and increases in expenses resulted in this overall decrease. Legal fees decreased $114,000; costs incurred in 2011 during our initial year of being a publicly traded, ASX-listed, and SEC-compliant company were significantly reduced in 2012. Shareholder and other public company costs decreased $55,000 due to utilizing fewer outside services in 2012 and due to the timing of audit and tax work between periods. Marketing costs decreased $48,000 as one-time activities in 2011 were not repeated in 2012. Personnel costs increased $118,000 mainly due to administrative personnel hired in 2011 to support public company needs. Travel costs increased $60,000 and board expenses increased $32,000. The remainder of the change in general and administrative expenses between periods resulted from increases in general office and other expenses.

Interest income decreased $62,000 for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 as a result of lower cash and investable balances and lower rates at which we earned interest due to general economic conditions.

Other income and expense remained relatively immaterial for the six months ended June 30, 2012.

Liquidity and Capital Resources

Sources of Liquidity

We are considered a “development stage” enterprise, as we have not yet generated revenues from the sale of products. Although we have been researching and developing new technologies and product applications and we initiated a pilot clinical study of our principal product in 2011, we do not anticipate having a product available for sale until after we receive CE Marking or other regulatory approval. We currently anticipate that we will make an application by the end of 2013 for CE Marking. Until revenue is generated from a saleable product, we expect to continue to incur substantial operating losses and experience significant net cash outflows. We have incurred losses since our inception in June 1998 and, through June 30, 2012, we had an accumulated deficit of approximately $161.4 million.

In December 2010 we completed an initial public offering (“IPO”) of our common stock on the Australian Securities Exchange in the form of CHESS Depositary Interests, or “CDIs,” primarily to investors in Australia, the United States, Hong Kong, and London. We issued 7,727,273 shares of common stock at $10.91 per share for gross proceeds of $84.3 million. Prior to our IPO…, we funded our operations from a combination of private placements of our equity securities, for which we received aggregate net proceeds of $68.9 million, and issuances of notes payable, for which we received $28.5 million in net proceeds.

Based on our current operating plans, we believe that our cash and investments at June 30, 2012 of $54.3 million, which represents the remaining proceeds from our IPO, …..will be sufficient to meet our capital and operating needs beyond the next year and will be sufficient to satisfy our liquidity requirements and provide sufficient working capital to carry out our business objectives during that time.

Cash Flows

Our cash flows for the periods indicated are as follows:

	Six Months Ended
	June 30,
	2011	2012
	(In thousands)
Net cash used for operating activities	$(8,323)	$(8,748)
Net cash used for investing activities	(452)	(1,175)
Net cash provided by financing activities	6	310
Effect of foreign exchange rates	2	(1)

Net decrease in cash and cash equivalents	$(8,767)	$(9,614)

Net Cash Flow from Operating Activities

Net cash used for operating activities during the first six months of 2011 primarily reflects the net loss of $10.48 million. A total of $381,000 was provided from the net changes in operating assets and liabilities. Non-cash expenses included $241,000 of depreciation and amortization, $1.52 million of stock-based compensation, and $22,000 of other expense.

Net cash used for operating activities during the first six months of 2012 primarily reflects the net loss of $11.61 million. A total of $837,000 was provided from the net changes in operating assets and liabilities. Non-cash expenses included $311,000 of depreciation and amortization, $1.66 million of stock-based compensation, and $58,000 for other expense.

Net Cash Flow from Investing Activities

Net cash used in investing activities during the six months ended June 30, 2011 consisted of the net purchases of property and equipment. A majority of the purchases in both periods was for lab equipment.

Net cash used in investing activities during the six months ended June 30, 2012 consisted of $1.67 million for tenant improvements and purchases of lab and other equipment, $996,000 for the purchase of certificates of deposit, and $1.49 million received upon the maturity of certificates of deposit.

Net Cash Flow from Financing Activities

Cash provided by financing activities during the first six months of 2011 and 2012 resulted solely from issuances of common stock upon the exercise of employee stock options.

Operating Capital and Capital Expenditure Requirements

To date, we have not commercialized any products. We do not anticipate generating any revenue unless and until we successfully receive CE Marking or other regulatory approval for, and begin selling, the ReZolve2 scaffold or one of our other product possibilities. We anticipate that we will continue to incur substantial net losses until at least into 2014 as we continue our development work, conduct and complete preclinical and clinical trials, expand our corporate infrastructure, and prepare for the potential commercial launch of our products.

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

Because of the numerous risks and uncertainties associated with the development of medical devices, such as our ReZolve and ReZolve2 scaffolds, we are unable to estimate the exact amounts of, or timing of, capital outlays and operating expenditures necessary to complete development, continue ongoing preclinical studies, conduct human clinical trials, and successfully deliver a commercial product to market. Our future funding requirements will depend on many factors, including, but not limited to:

•	the time and effort it will take to successfully complete the development and testing of our scaffolds;

•	the time and effort it will take to identify, develop, and scale-up manufacturing processes;

•	the time and effort it will take to develop and implement infrastructure needed to support commercial operations;

•	the scope, enrollment rate, and costs of our human clinical trials;

•	the scope of research and development for any of our other product opportunities;

•	the cost of filing and prosecuting patentable technologies and defending and enforcing our patent and other intellectual property rights;

•	the terms and timing of any collaborative, licensing, or other arrangements that we may establish;

•	the requirements, cost, and timing of regulatory approvals;

•	the cost and timing of establishing sales, marketing, and distribution capabilities;

•	the cost of establishing clinical and commercial supplies of our products and any products that we may develop;

•	the effect of competing technological and market developments; and

•	the cost and ability to license technologies for future development.

Future capital requirements will also depend on the extent to which we acquire or invest in businesses, products, and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

Contractual Obligations, Commitments, and Contingencies

The following table summarizes our outstanding contractual obligations as of June 30, 2012:

	Payments Due by Period
	(In thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating lease obligations	$3,582	$557	$1,252	$1,354	$419
Purchase obligations	231	196	35	—	—
Employment agreements	554	554	—	—	—

Total contractual obligations	$4,367	$1,307	$1,287	$1,354	$419

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

Effective January 1, 2012, we adopted ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income (loss) and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. The adoption of ASU 2011-05 concerned presentation and disclosure only and did not have an impact on our consolidated financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

Our cash and short-term investments of $52.8 million as of June 30, 2012 consisted of cash and time deposits that will be used for working capital purposes. Our long-term investments of $1.5 million at June 30, 2012 consisted of fixed maturity time deposits. We have the positive intent and ability to hold both our short- and long-term investments to maturity. We do not enter into investments for trading or speculative purposes. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates in the U.S. All our investments mature within 14 months of June 30, 2012. Because of the relatively short durations to maturity of our investments and our positive intent and ability to hold them to maturity, we do not believe that we have any material exposure to changes in their fair values as a result of changes in interest rates.

Foreign Currency Risk

To date, our purchases from foreign suppliers and consultants have been minimal and have been denominated primarily in the currencies of Australia and the European Union. As our clinical studies expand we will have increased exposure to foreign currency exchange rate fluctuations. We do not enter into foreign currency hedging transactions. The effects of exchange rate fluctuations on the net assets of our non-operational German subsidiary are accounted for as translation gains or losses in accumulated other comprehensive income within stockholders’ equity. A change of ten percent or more in foreign currency exchange rates of the Australian dollar or the Euro would have a material impact on our financial position and results of operations if we continue or increase our purchases denominated in these currencies.

Related Party Transactions

Our related parties include the members of our Board of Directors and investors with five percent or more of our outstanding securities. As of June 30, 2012, our related parties collectively represented approximately 68 percent of our outstanding stock. Certain transactions with related parties will be subject to stockholder approval in accordance with ASX Listing Rules and our internal policy requires audit committee approval for related party transactions exceeding $120,000. During the six months ended June 30, 2012, there were no related party transactions other than directors’ fees, salary, and equity awards in the normal course of business as disclosed in our public filings.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated, recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired objectives. In reaching a reasonable level of assurance, management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We may from time to time be subject to various claims and legal actions during the ordinary course of our business. We believe that there are currently no claims or legal actions that would reasonably be expected to have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors

Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which we strongly encourage you to review. There have been no material changes during the six months ended June 30, 2012, from the risk factors disclosed in Item 1A of our Form 10-K.

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

REVA Medical, Inc.

Date: August 9, 2012	/s/ Robert B. Stockman
Robert B. Stockman
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2012	/s/ Katrina L. Thompson
Katrina L. Thompson
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation.*

3.2	Amended and Restated Bylaws to be effective upon completion of this offering.*

4.1	Form of Stock Certificate.*

4.2	Form of Amended and Restated Investors’ Rights Agreement, by and among REVA Medical, Inc. and the holders of our preferred stock set forth therein.*

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350. +

99.1	Section 13 of the ASX Settlement Rules. *

101	XBRL Instance Document. ++

101	XBRL Taxonomy Extension Schema Document. ++

101	XBRL Calculation Linkbase Document. ++

101	XBRL Taxonomy Definition Linkbase Document. ++

101	XBRL Taxonomy Label Linkbase Document. ++

101	XBRL Taxonomy Presentation Linkbase Document. ++

*	Filed as exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 333-168852), effective November 15, 2010, and incorporated herein by reference.
+	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of REVA Medical, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
++	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.