Form 10-Q
period 2012-09-30
REVA Medical, Inc.
filed 2012-11-08
CIK 1496268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 000-54192

REVA MEDICAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0810505
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5751 Copley Drive San Diego, CA 92111	(858) 966-3000
(Address of principal executive offices, including zip code)	(Registrant’s telephone number including area code)

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

As of November 5, 2012, a total of 33,132,203 shares of the registrant’s Common Stock, $0.0001 par value per share, were outstanding.

REVA MEDICAL, INC.

FORM 10-Q — QUARTERLY REPORT

For the Quarter Ended September 30, 2012

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

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

REVA Medical, Inc.

(a development stage company)

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

		September 30,
	December 31,	2012
	2011	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$59,161	$44,337
Short-term investments	1,992	5,225
Prepaid expenses and other current assets	913	211

Total Current Assets	62,066	49,773
Property and equipment, net	1,960	2,785
Long-term investments	3,234	0
Other assets	60	60

Total Assets	$67,320	$52,618

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,284	$649
Accrued expenses and other current liabilities	935	1,325

Total Current Liabilities	2,219	1,974
Long-term liabilities	518	607

Total Liabilities	2,737	2,581

Commitments and Contingencies (Note 5)

Stockholders’ Equity:
Common stock – $0.0001 par value; 100,000,000 shares authorized; 32,810,503 and 33,132,203 shares issued and outstanding at December 31, 2011 and September 30, 2012 respectively	3	3
Class B common stock – $0.0001 par value; 25,000,000 shares authorized; no shares issued or outstanding	0	0
Undesignated preferred stock – $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	0	0
Additional paid-in capital	214,391	217,293
Accumulated other comprehensive loss	0	(1)
Deficit accumulated during the development stage	(149,811)	(167,258)

Total Stockholders’ Equity	64,583	50,037

Total Liabilities and Stockholders’ Equity	$67,320	$52,618

The accompanying notes are an integral part of these financial statements.

REVA Medical, Inc.

(a development stage company)

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

					Period from
					June 3, 1998
	Three Months Ended		Nine Months Ended		(inception) to
	September 30,		September 30,		September 30,
	2011	2012	2011	2012	2012
Operating Expense:
Research and development	$2,957	$3,928	$9,684	$11,751	$99,473
General and administrative	1,747	1,921	5,603	5,769	33,656

Loss from operations	(4,704)	(5,849)	(15,287)	(17,520)	(133,129))

Other Income (Expense):
Interest income	42	20	158	74	1,357
Related party interest expense	0	0	0	0	(21,113)
Interest expense	0	0	0	0	(952)
Interest from amortization of notes payable premium	0	0	0	0	2,283
Change in fair value of preferred stock rights and warrant liabilities	0	0	0	0	1,795
Loss on extinguishment of notes payable	0	0	0	0	(13,285)
Other income (expense)	7	(5)	(10)	(1)	(41)

Net Loss	(4,655)	(5,834)	(15,139)	(17,447)	(163,085)
Cumulative dividends and deemed dividends on Series H convertible preferred stock	0	0	0	0	(10,695)

Net Loss Attributable to Common Stockholders	$(4,655)	$(5,834)	$(15,139)	$(17,447)	$(173,780)

Net Loss Per Common Share:
Net loss per share, basic and diluted	$(0.14)	$(0.18)	$(0.46)	$(0.53)

Shares used to compute net loss per share, basic and diluted	32,778,666	33,092,768	32,772,452	33,063,980

Other Comprehensive Loss:
Foreign currency translation adjustments	$(2)	$0	$0	$(1)	$(1)

Comprehensive Loss	(4,657)	(5,834)	(15,139)	(17,448)	(163,086)
Cumulative dividends and deemed dividends on Series H convertible preferred stock	0	0	0	0	(10,695)

Comprehensive Loss Attributable to Common Stockholders	$(4,657)	$(5,834)	$(15,139)	$(17,448)	$(173,781)

The accompanying notes are an integral part of these financial statements.

REVA Medical, Inc.

(a development stage company)

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

			Period from
			June 3, 1998
	Nine Months Ended		(inception) to
	September 30,		September 30,
	2011	2012	2012
Cash Flows from Operating Activities:
Net Loss	$(15,139)	$(17,447)	$(163,085)
Non-cash adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	356	490	3,783
Loss (gain) on property and equipment disposal and impairment	(1)	0	584
Stock-based compensation	2,229	2,580	7,697
Interest on notes payable	0	0	8,562
Repayment premium on notes payable	0	0	11,100
Loss on change in fair value of preferred stock warrant liability	0	0	970
Gain on change in fair value of preferred stock rights liability	0	0	(2,765)
Loss on extinguishment of notes payable	0	0	13,285
Other non-cash expenses	31	100	171
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	546	702	(211)
Other assets	0	0	(60)
Accounts payable	(219)	(126)	649
Accrued expenses and other current liabilities	301	315	1,250
Long-term liabilities	0	64	523

Net cash used for operating activities	(11,896)	(13,322)	(117,547)

Cash Flows from Investing Activities:
Purchases of property and equipment	(673)	(1,824)	(7,319)
Sales of property and equipment	7	0	167
Purchases of investments	(4,230)	(1,493)	(24,605)
Maturities of investments	0	1,494	19,380

Net cash used for investing activities	(4,896)	(1,823)	(12,377)

Cash Flows from Financing Activities:
Proceeds from issuances of convertible preferred stock, net of costs	0	0	68,917
Proceeds from issuances of common stock	16	322	85,288
Initial public offering costs	0	0	(8,068)
Proceeds from exercises of warrants	0	0	263
Repurchases of stock	0	0	(638)
Proceeds from issuances of notes payable	0	0	28,600
Repayments of notes payable	0	0	(100)

Net cash provided by financing activities	16	322	174,262

Effect of foreign exchange rates	0	(1)	(1)

Net increase (decrease) in cash and cash equivalents	(16,776)	(14,824)	44,337
Cash and cash equivalents at beginning of period	81,747	59,161	0

Cash and cash equivalents at the end of period	$64,971	$44,337	$44,337

Supplemental Cash and Non-Cash information
Cash paid for interest	$0	$0	$126

Non-cash conversions of notes payable, accrued interest, note premiums and discounts, preferred stock, non-voting common stock, preferred warrants, and common warrants upon initial public offering in December 2010	$0	$0	$120,349

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

We are currently developing proprietary designs and biomaterial technologies that will be used primarily for a bioresorbable stent to treat vascular disease in humans. We initiated the first human clinical trial of our bioresorbable stent during 2007, enrolled patients in a second clinical trial between December 2011 and July 2012, and anticipate initiating a third and larger clinical trial in the first quarter of 2013. In December 2010, we completed an initial public offering (the “IPO”) of our common stock in Australia. We issued 7,727,273 shares of common stock for net proceeds of $76.2 million. Our stock is traded in the form of CHESS Depository Interests (“CDIs”) on the Australian Securities Exchange; each share of our common stock is equivalent to ten CDIs. Our trading symbol is “RVA.”

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

The consolidated financial statements include the accounts of REVA and our wholly owned subsidiary, REVA Germany GmbH. All intercompany transactions and balances, if any, have been eliminated in consolidation. The consolidated balance sheet as of September 30, 2012, the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2011 and 2012 and the period from June 3, 1998 (inception) through September 30, 2012 and the consolidated statements of cash flows for the nine months ended September 30, 2011 and 2012 and the period from June 3, 1998 (inception) through September 30, 2012 are unaudited. The interim financial statements have been prepared on the same basis as the annual financial statements and, in our opinion, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair statement of the results of these interim periods have been included. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012 or for any other interim period.

Effective January 1, 2012, we adopted Accounting Standards Update No. 2011-05 (“ASU 2011-05”), “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income or net loss and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. We elected to present the required disclosures in a single continuous statement. The adoption of ASU 2011-05 involved financial statement presentation and disclosure only and did not have an impact on our consolidated financial position or results of operations.

Development Stage and Capital Resources: We are considered a “development stage” enterprise, as we have not yet generated revenue from the sale of products. Although we have been researching and developing new technologies and product applications and have initiated clinical trials of our bioresorbable stent, we do not anticipate having a product available for sale until we receive regulatory approval to commercialize in Europe (“CE Marking”) or other regulatory approval. Until revenue is generated from a saleable product, we expect to continue to incur substantial operating losses and experience significant net cash outflows. We believe that we have sufficient capital to fund our operations at least through September 30, 2013, and beyond, from the remaining IPO proceeds.

REVA Medical, Inc.

(a development stage company)

Notes to Consolidated Financial Statements

(Unaudited)

1. Background and Basis of Presentation (continued)

Use of Estimates: In order to prepare our financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Our most significant estimates relate to operating expense accruals and stock-based compensation. Actual results could differ from our estimates.

2. Balance Sheet Details

	December 31,	September 30,
	2011	2012
Property and equipment:
Furniture and office equipment	$407	$440
Laboratory equipment	3,156	3,836
Leasehold improvements	1,157	1,748

	4,720	6,024
Accumulated depreciation and amortization	(2,760)	(3,239)

	$1,960	$2,785

Accrued expenses and other current liabilities:
Accrued salaries and other employee costs	$680	$711
Accrued operating expenses	203	495
Accrued use taxes	52	44
Deferred rent	0	75

	$935	$1,325

Investments: Excess cash is invested in high-quality marketable securities. Our investments are classified as either short- or long-term based on their maturity dates. Investments with a maturity of less than one year are classified as short-term; all others are classified as long-term. We have categorized the investments as “held-to-maturity” based on our intent and ability to hold to maturity. Our investments are stated at cost; their fair value is determined each reporting period through quoted market prices of similar instruments in active markets, which is categorized as Level 2 in the fair value hierarchy according to GAAP. During the reporting period there were no declines in fair value that were deemed to be other than temporary. Our marketable security investment balances, grouped as time deposits, are as follows:

	December 31, 2011			September 30, 2012
		Gross			Gross
		Unrealized	Fair		Unrealized	Fair
Maturity	Cost	Losses	Value	Cost	Losses	Value
	(In thousands)			(In thousands)
One Year or less	$1,992	$(7)	$1,985	$5,225	$(16)	$5,209
One to two years	3,234	(36)	3,198	0	0	0

	$5,226	$(43)	$5,183	$5,225	$(16)	$5,209

REVA Medical, Inc.

(a development stage company)

Notes to Consolidated Financial Statements

(Unaudited)

3. Income Taxes

We have reported net losses for all periods through September 30, 2012; therefore, no provision for income taxes has been recorded since our inception. The net operating loss carryforwards arising from our net losses may be available to offset future taxable income for income tax purposes; however, under Internal Revenue Code (“IRC”) Sections 382 and 383, use of the net operating loss carryforwards, as well as our research tax credit carryforwards, may be limited based on cumulative changes in ownership. We have established a valuation allowance against the remainder of our net deferred tax assets due to the uncertainty surrounding the realization of those assets and we, therefore, have no deferred asset or liability balance for any reporting period. We periodically evaluate the recoverability of the deferred tax assets and, when it is determined that it is more-likely-than-not that the deferred tax assets are realizable, the valuation allowance will be reduced. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

4. Stock-Based Compensation

The Plan: Our 2010 Equity Incentive Plan was a follow-on to our 2001 Stock Option/Stock Issuance Plan and the two plans are collectively referred to as the “Plan.” The Plan provides for restricted stock awards as well as for grants of incentive and non-qualified stock options for purchase of our common stock at a price per share equal to the closing market price on the date of grant. The number of shares reserved for issuance under the Plan may be increased annually by up to three percent of the outstanding stock of the Company and on January 1, 2012, an additional 984,315 shares were reserved for issuance under the Plan. An aggregate of 5,811,568 shares are reserved for issuance under the Plan as of September 30, 2012. The term of the options granted under the Plan may not exceed ten years.

The majority of option grants we made prior to 2010 vest over five years, with 20 percent vesting on each annual anniversary of the vesting commencement date. Beginning in 2010, with the adoption of our 2010 Equity Incentive Plan, the option grants vest over four years, with 25 percent vesting on the one-year anniversary of the vesting commencement date and 2.0833 percent vesting each month thereafter. All vesting is subject to continued service to the Company. All of our stock options are exercisable at any time but, if exercised, are subject to a lapsing right of repurchase by us at the exercise price until fully vested.

Option activity under the Plan is as follows:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Balance at December 31, 2011	3,304,000	$6.99
Granted	544,000	$5.95
Cancelled	(9,300)	$12.64
Exercised	(288,700)	$1.11

Balance at September 30, 2012	3,550,000	$7.29

Prior to 2011, we had not awarded any restricted stock under the Plan. During 2011 we awarded 5,000 shares of restricted stock; 50 percent of the award vested in May 2011, 25 percent vested in May 2012, and the remaining 25 percent vests in May 2013. During July 2012 we awarded 33,000 shares of restricted stock; 25 percent of the award will vest on each annual anniversary date of the award.

No tax benefits arising from stock-based compensation have been recognized in the consolidated statements of operations and comprehensive loss through September 30, 2012.

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

Expense recorded for employee options and awards under the Plan is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2012	2011	2012
Research and development	$213	$248	$490	$656
General and administrative	587	656	1,812	1,890

Total stock-based compensation	$800	$904	$2,302	$2,546

The fair values of options granted were estimated using the following weighted average assumptions:

	Nine Months Ended
	September 30,
	2011	2012
Dividend yield	0.00%	0.00%
Expected life – years	6.25	6.25
Risk-free interest rate	2.68%	1.03%
Expected volatility of common stock	63.90%	62.10%

The assumed risk-free interest rate was based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected life of the option. The assumed volatility was calculated from the historical market prices of a selected group of publicly traded companies considered to be our peers. We used peer group data due to the fact that we have limited historical trading data. The expected option life was calculated using the simplified method under the accounting standard for stock compensation and a ten-year option expiration; we use the simplified method because we believe our limited stock option activity as a public company does not yet provide a reasonable basis for estimating expected life. The expected dividend yield of zero reflects that we have not paid cash dividends since inception and do not intend to pay cash dividends in the foreseeable future. The options granted to employees during the nine months ended September 30, 2011 and 2012 had weighted average grant date fair values of $8.35 and $3.43 per share, respectively. The fair value of our restricted stock awards is calculated using the closing market price on the date of award.

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2011 and 2012 was $97,000 and $1.4 million, respectively.

Stock Options to Consultants: We account for stock options granted to consultants at their fair value. Under this method, the fair value is estimated at each reporting date during the vesting period using the Black-Scholes option-pricing model. The resulting stock-based compensation expense, or income if the fair value declines in a reporting period, is recorded over the consultant’s service period. During September 2009, consultants were granted options to purchase 50,000 shares of common stock. Stock-based compensation, which was recorded to research and development, arising from these options totaled income of $88,000 and expense of $17,000 for the three months ended September 30, 2011 and 2012, respectively and income of $73,000 and expense of $34,000 for the nine months ended September 30, 2011 and 2012, respectively. The fair value of consultant options at September 30, 2011 and 2012 was estimated to be $4.89 and $5.92 per share, respectively, based on the following assumptions:

REVA Medical, Inc.

(a development stage company)

Notes to Consolidated Financial Statements

(Unaudited)

4. Stock-Based Compensation (continued)

Stock Options to Consultants (continued):

	Nine Months Ended
	September 30,
	2011	2012
Dividend yield	0.00%	0.00%
Expected life – years	7.96	6.96
Risk-free interest rate	1.68%	1.04%
Expected volatility of common stock	63.90%	62.10%

The assumed risk-free interest rate was based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected life of the option. The assumed volatility was calculated from the historical market prices of a selected group of publicly traded companies considered to be our peers. We used peer group data due to the fact that we have limited historical trading data. The expected option life is the term of the option. The expected dividend yield of zero reflects that we have not paid cash dividends since inception and do not intend to pay cash dividends in the foreseeable future.

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

5. Commitments and Contingencies

We have licensed certain patents and other intellectual property rights related to the composition of our bioresorbable stent and our other biomaterial products. Terms of these licenses include provisions for royalty payments on future sales of products, if any, utilizing this technology, with provisions for minimum royalties once product sales begin. The amount of royalties varies depending upon type of product, use of product, stage of product, location of sale, and ultimate sales volume, and ranges from a minimum of approximately $25 per unit to a maximum of approximately $100 per unit sold, with license provisions for escalating minimum royalties that could be as high as $2.2 million per year. Additionally, in the event we sublicense the technology and receive certain milestone payments, the licenses require that 20 percent of the milestone amounts be paid to the licensors.

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

6. Net Loss Per Common Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method and the if-converted method, as applicable. For purpose of this calculation, common stock options and restricted stock subject to forfeiture are considered to be common stock equivalents and are included in the calculation of diluted net loss per share only when their effect is dilutive. For the nine months ended September 30, 2011 and 2012, common stock options totaling 3,403,000 and 3,550,000 shares, respectively, and restricted stock subject to forfeiture totaling zero and 34,250 shares, respectively, were excluded from the computation of diluted net loss per share because including them would have been antidilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q and with our consolidated financial statements and the related notes thereto that are contained in our Annual Report on Form 10-K for the year ended December 31, 2011. In addition to historical information, the following discussion and analysis includes forward-looking information that involves risks, uncertainties, and assumptions. Actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” in our Form 10-K for the year ended December 31, 2011.

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

Our stent products have not yet been approved for sale and will require extensive clinical testing and regulatory approval before they can be sold and generate any revenue. In 2007, we enrolled patients in a small clinical study that proved the viability of our stent technology while confirming the areas needing further development. We have been developing and advancing our technology in both its design and polymer composition since that study and have undertaken significant laboratory and preclinical testing which has shown the technology, and the ReZolve scaffold, are safe and effective across various preclinical models. We began clinical testing of the ReZolve scaffold in December 2011 with the initiation of a study to evaluate its safety and performance, with primary assessment of patients at one, six, and 12 months following implant and follow-up for five years. We completed enrollment of the ReZolve scaffold in July 2012, with a total of 26 patients enrolled in multiple clinical centers in Brazil and Europe. Following preclinical testing and clinical initiation with our ReZolve scaffold, we produced our ReZolve2 scaffold, which is a lower-profile sheathless version of the ReZolve scaffold. If acceptable results from the initial ReZolve enrollment are achieved and our evaluation of ReZolve2 provides the results we anticipate, we will initiate a larger clinical trial using the ReZolve2 scaffold (the “RESTORE II Study”) that will provide the data needed to apply for regulatory approval to commercialize in Europe (or “CE Marking”). We will not generate revenue from our stent products until after we receive CE Marking or other regulatory approval. We currently anticipate receiving CE Marking and initiating commercial sales by the end of 2014. Our anticipated timing for commencement of commercial sales reflects the effects of recent minor delays encountered in completing preclinical studies and the impact on our anticipated timing to receive regulatory approval and begin enrolling patients in the RESTORE II Study. In order to produce large enough quantities of the device to accommodate commercial needs, including various sizes and lengths, we will need to scale-up our manufacturing processes and capabilities. We have begun preliminary development of the methods and processes for the manufacturing scale-up and will continue these efforts during the remainder of 2012 and throughout 2013.

We have invented, co-invented, and licensed a portfolio of proprietary technologies. Our design-related technologies have been invented by our employees and consultants and our materials-related technologies have been either invented by our employees or licensed from, or co-invented with, Rutgers, The State University of New Jersey. We consider our patent portfolio to be significant and have invested considerable time and funds to develop and maintain it. Our goal is to perform feasibility tests on additional technologies in our patent portfolio following clinical enrollment of our ReZolve2 scaffold and, if feasibility is proven, determine a course of development for potential products to provide a follow-on product pipeline.

We perform all of our research and development activities from our location in San Diego, California. As of September 30, 2012, we had 78 employees, a significant number of whom are degreed professionals and six of whom are PhDs. We leverage our internal expertise with contract research and preclinical laboratories, catheter manufacturing, and other outside services as needed. We have two clean rooms and multiple engineering and chemistry labs at our facility, in addition to our corporate and administrative office. We are ISO certified to the medical device standard 13485:2003 and intend to maintain the certification to support our commercialization plans.

We have not yet developed a product to a saleable stage and, therefore, we have not generated any product or other revenues. Our development efforts have been funded with a variety of capital received from angel investors, venture capitalists, strategic partners, hedge funds, and individuals. Additionally we completed an initial public offering (“IPO”) of our common stock in December 2010 with a listing on the Australian Securities Exchange. Since our inception, we have received approximately $153.8 million in equity proceeds and $28.5 million from issuance of notes payable (such notes payable were converted to common stock upon the IPO). As of September 30, 2012, we had approximately $49.6 million in cash and investments available for operations. We have incurred substantial losses since our inception. As of September 30, 2012, we had accumulated a deficit of approximately $167.3 million. We expect our losses to continue until after product commercialization. We continue our development work to refine our principal product, the ReZolve2 scaffold, and perform clinical trials and, if these efforts are successful and we are able to apply for approval to sell our products, we expect to commence commercial sales, which we currently anticipate will occur by the end of 2014.

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

Key Components of our Results of Operations

Since we are still in a pre-revenue stage and our activities are focused on further developing and testing our bioresorbable coronary scaffold with the goal of commercially selling it, as well as performing minimal research and tests to determine the feasibility of other product possibilities, our operating results primarily consist of research and development expenses and general and administrative expenses.

Research and Development Expenses: Our research and development expenses arise from a combination of internal and external costs. Our internal costs primarily consist of employee salaries and benefits, facility and other overhead expenses, and engineering and other supplies that we use in our labs for prototyping, testing, and producing our stents and other product possibilities. Our external costs primarily consist of contract research, engineering consulting, polymer lasing costs, catheter system and anti-restenotic drug purchases, preclinical and clinical study expenses, and license fees paid for the technology underlying our polymer materials. All research and development costs are expensed when incurred. We began clinical testing of our ReZolve scaffold by enrolling 26 patients between December 2011 and July 2012 in a study under which we will follow the patients for up to five years. During our clinical enrollment with the ReZolve scaffold, we produced our ReZolve2 scaffold, which is a lower-profile sheathless version of the ReZolve scaffold. If acceptable results from the initial ReZolve enrollment are achieved and our evaluation of ReZolve2 provides the results we anticipate, we will initiate a larger clinical study using the ReZolve2 scaffold that will provide the data for a CE Marking application in Europe; this larger study will increase our clinical expenses significantly.

General and Administrative Expenses: Our general and administrative expenses consist primarily of salaries and benefits for our executive officers and administrative staff, corporate office and other overhead expenses, legal expenses including patent filing and maintenance costs, audit and tax fees, investor relations and other public company costs, and travel expenses. Although our patent portfolio is one of our most valuable assets, we record legal costs related to patent development, filing, and maintenance as expense when the costs are incurred since the underlying technology associated with these assets is purchased or incurred in connection with our research and development efforts and the future realizable value cannot be determined. We anticipate that we will continue to invest in patents at similar levels as we have in the past. We anticipate that we will continue to expand our corporate infrastructure to prepare for commercial sales of our products, which will increase our selling, marketing, general and administrative expenses accordingly.

Other Expense and Income: Our non-operating income and expense primarily consist of interest income earned on our investments and foreign currency exchange rates adjustments arising from purchases of goods or services from foreign suppliers.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, stockholders’ equity, and expenses and the presentation and disclosures related to those items. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis; changes in our estimates and assumptions are reasonably likely to occur from period to period. Additionally, actual results could differ significantly from the estimates we make. To the extent there are material changes in our estimates or material differences between our estimates and our actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.

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

Preclinical and Clinical Study Costs: We expense research and development costs as incurred. Our preclinical and clinical study costs are incurred on a contract basis and generally span several accounting periods. Our preclinical studies generally range from 30 days to six months, with certain studies lasting up to four years. The majority of expenses for our preclinical studies occur upon study initiation, with maintenance and interim evaluation expenses occurring during the remainder of the study. Our clinical studies call for patient follow-up during a five-year period. Nearly all expenses associated with our clinical studies occur upon patient enrollment; unless there is a medical complication, immaterial expenses will also occur upon periodic follow-up procedures. We record costs incurred under these preclinical and clinical study contracts as the work occurs and make payments according to contractual terms. Until a contract is completed, we estimate the amount of work performed and accrue for estimated costs that have been incurred but not paid. As actual costs become known, we adjust our accruals. To date, there have been no material changes in our preclinical and clinical study expense estimates, including our estimates for accrued clinical costs.

Stock-Based Compensation: We recognize stock-based compensation expense in connection with stock option grants to employees, directors, and consultants and restricted stock awards to employees. For grants and awards to employees and directors, we determine the amount of compensation expense by estimating the fair value of the option or stock on the date of grant or award, and then amortize that fair value on a straight-line basis over the period the recipient provides service, which generally is four or five years, and record the expense as either research and development expense or general and administrative expense based on the recipient’s work classification. We estimate the fair value by using the Black-Scholes option pricing model. For the model inputs, we use the fair value of the underlying common stock, a risk-free interest rate that corresponds to the expected life of the option, an expected option life between 6.25 and 6.5 years, and an estimate of volatility based on the market trading prices of comparative peer companies. Additionally, we reduce the amount of recorded compensation expense to allow for potential forfeitures of the options; the forfeiture rate is based on our actual historical forfeitures and has ranged from approximately 2.5 percent to 5.3 percent. For options granted to consultants, we estimate the fair value at the date of grant and at each subsequent accounting date and record compensation expense based on the fair value during the service period of the consultant, which is generally a five-year vesting period. We estimate the fair value by using the Black-Scholes option pricing model with the same approach to inputs and assumptions as described above. As a result of our use of estimates, if factors change and we use different assumptions, the amount of our stock-based compensation expense could be materially different in the future.

Operating Leases: We currently lease our office and lab facilities under a non-cancelable operating lease that expires in January 2018. We recognize rent expense on a straight-line basis in accordance with accounting guidance; differences between the amounts recorded as rent expense and actual cash payments for rent are aggregated and classified as a liability, either short-term or long-term depending on the time to realization.

Results of Operations

During 2011, our operating activities were concentrated on testing and preparing the ReZolve scaffold for human clinical trials while in 2012 our operating activities have been focused on enrollment in the human clinical trial, production scale-up for and support of the clinical trial, and testing of advanced polymers, designs, and delivery systems. Following are discussions of our 2012 operating results as compared to our 2011 operating results for the three- and nine-month periods ending September 30.

Comparison of the Three Months Ended September 30, 2011 and 2012

Our operating results for the three-month periods indicated are as follows (dollars in thousands):

	Three Months Ended
	September 30,		Change
	2011	2012	$	%
Research and development expense	$2,957	$3,928	$971	33%
General and administrative expense	$1,747	$1,921	$174	10%
Interest income	$42	$20	$(22)	(52%)
Other income (expense)	$7	$(5)	$(12)	>(100%)

Research and development expense increased $971,000, or 33 percent, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, primarily due to increases in expenses as we continued enrollment in, and support of, our clinical study. Personnel costs increased $401,000 primarily due to increases in headcount and incentive and stock-based compensation expenses. Preclinical study costs increased $196,000 as a result of continuing costs on our long-term studies and the addition of new applied studies undertaken to continue testing and validating the ReZolve device. Material costs, including scaffold components and catheter delivery system expenses, increased $127,000 as we produced supplies for clinical enrollment and continued testing and verification of the design and delivery system. Facilities costs increased $79,000 due to the addition of lab and operating space. Depreciation expense increased $73,000 primarily due to the addition of lab and production equipment. Clinical costs increased $62,000, reflecting the enrollment of patients in the clinical study and other study related costs. The remainder of the change in research and development expense between periods is due to other individually immaterial items.

General and administrative expense increased $174,000, or ten percent, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Increases included $198,000 in personnel costs primarily due to incentive and stock-based compensation expenses and $44,000 in travel expenses due to clinical and investor relations activities. Offsetting these increases were marketing cost decreases of $77,000 from branding activities in 2011 that were not repeated in 2012. The remainder of the change in general and administrative expenses between periods resulted from other individually immaterial items.

Interest income decreased $22,000 for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 as a result of lower cash and investable balances and lower rates at which we earned interest due to general economic conditions.

Our other income and expense primarily arises from foreign currency exchange rates fluctuation following purchases of goods or services from foreign suppliers and is immaterial.

Comparison of the Nine Months Ended September 30, 2011 and 2012

Our operating results for the nine-month periods indicated are as follows (dollars in thousands):

	Nine Months Ended
	September 30,		Change
	2011	2012	$	%
Research and development expense	$9,684	$11,751	$2,067	21%
General and administrative expense	$5,603	$5,769	$166	3%
Interest income	$158	$74	$(84)	(53%)
Other income (expense)	$(10)	$(1)	$9	(90%)

Research and development expense increased $2.1 million, or 21 percent, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase was due to several factors. Personnel costs increased $672,000 primarily due to increases in headcount and incentive and stock-based compensation expenses, which were offset by a reduction of recruiting expenses. Clinical costs increased $483,000 as we enrolled and monitored patients in our clinical study. Preclinical study costs increased $409,000 as a result of continuing costs on our long-term studies and the addition of new applied studies undertaken to continue testing and validating the ReZolve device. Facilities costs increased $275,000 due to the addition of lab and operating space. Depreciation expense increased $171,000 due to the addition of lab equipment and leasehold improvements. Material costs, including scaffold components and catheter delivery system expenses, increased $156,000 as we produced supplies for clinical enrollment and continued advanced design and delivery system work. Offsetting these increases, consulting services decreased $85,000 between periods due to the timing of process and design work. The remainder of the change in research and development expenses between periods is due to decreases in testing and lab supplies.

General and administrative expense increased $166,000, or three percent, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. A combination of fluctuations resulted in this overall increase. Personnel costs increased $316,000 primarily due to increases in headcount and incentive and stock-based compensation expenses. Travel costs increased $104,000 due to clinical and investor relations activities and board expenses increased $32,000 primarily due to engaging a compensation consultant to advise our Compensation Committee on executive compensation matters. Marketing costs decreased $125,000 from branding activities in 2011 that were not repeated in 2012. Legal fees decreased $82,000 as costs incurred in 2011 during our initial year of being a publicly traded, ASX-listed, and SEC-registered company were reduced in 2012. Shareholder and other public company costs decreased $45,000 primarily due to the timing of audit work between periods. Depreciation expense decreased $37,000. The remainder of the change in general and administrative expenses between periods resulted from increases in general office and other expenses.

Interest income decreased $84,000 for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 as a result of lower cash and investable balances and lower rates at which we earned interest due to general economic conditions.

Other income and expense remained relatively immaterial for the nine months ended September 30, 2012.

Liquidity and Capital Resources

Sources of Liquidity

We are considered a “development stage” enterprise, as we have not yet generated revenues from the sale of products. Although we have been researching and developing new technologies and product applications and we initiated a clinical study of our principal product in 2011, we do not anticipate having a product available for sale until after we receive CE Marking or other regulatory approval. We currently anticipate that we will be approved for commercial sales by the end of 2014. Until revenue is generated from a saleable product, we expect to continue to incur substantial operating losses and experience significant cash outflows. We have incurred losses since our inception in June 1998 and, through September 30, 2012, we had an accumulated deficit of approximately $167.3 million.

Sources of Liquidity (continued)

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

Based on our current operating plans, we believe that our cash and investments at September 30, 2012 of $49.6 million, which represents the remaining proceeds from our IPO, will be sufficient to meet our capital and operating needs beyond the next year and will be sufficient to satisfy our liquidity requirements and provide sufficient working capital to carry out our business objectives during that time.

Cash Flows

Our cash flows for the periods indicated are as follows (dollars in thousands):

	Nine Months Ended September 30,
	2011	2012
Net cash used for operating activities	$(11,896)	$(13,322)
Net cash used for investing activities	(4,896)	(1,823)
Net cash provided by financing activities	16	322
Effect of foreign exchange rates	—	(1)

Net decrease in cash and cash equivalents	$(16,776)	$(14,824)

Net Cash Flow from Operating Activities

Net cash used for operating activities during the first nine months of 2011 primarily comprised the net loss of $15.1 million. A total of $628,000 also was provided from the net changes in operating assets and liabilities. Non-cash expenses included $356,000 of depreciation and amortization, $2.2 million of stock-based compensation, and $30,000 of other expenses.

Net cash used for operating activities during the first nine months of 2012 primarily comprises the net loss of $17.4 million. A total of $955,000 also was provided from the net changes in operating assets and liabilities. Non-cash expenses included $490,000 of depreciation and amortization, $2.6 million of stock-based compensation, and $100,000 of other expenses.

Net Cash Flow from Investing Activities

Net cash used in investing activities during the first nine months of 2011 consisted of $4.2 million for the purchase of certificates of deposit and $666,000 for the net purchases of property and equipment.

Net cash used in investing activities during the first nine months of 2012 consisted of $1.8 million for leasehold improvements and purchases of lab and other equipment, $1.5 million for the purchase of certificates of deposit, and $1.5 million received upon the maturity of certificates of deposit.

Net Cash Flow from Financing Activities

Cash provided by financing activities during the first nine months of 2011 and 2012 resulted solely from issuances of common stock upon the exercise of employee stock options.

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

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements beyond the next year. If our available cash and cash equivalents are insufficient to satisfy our liquidity requirements, or if we develop additional products or pursue additional applications for our products, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. For example, we will need to raise additional funds in order to build a sales force and commercialize our products. Any such required additional capital, if and when needed, may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay, or eliminate some or all of our planned clinical trials, research, development, and commercialization activities, which could materially harm our business.

Our forecasts for the period of time through which our financial resources will be adequate to support our operations and the costs to complete development of products are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong. Additionally, we could utilize our available capital resources sooner than we currently expect.

Because of the numerous risks and uncertainties associated with the development of medical devices, such as our ReZolve and ReZolve2 scaffolds, we are unable to estimate the exact amounts of, or timing of, capital outlays and operating expenditures necessary to complete development, continue ongoing preclinical studies, conduct human clinical trials, and successfully deliver a commercial product to market. Our future funding requirements will depend on many factors, including, but not limited to:

•	the time and effort it will take to successfully complete the development and testing of our scaffolds;

•	the scope, enrollment rate, and costs of our human clinical trials;

•	the time and effort it will take to identify, develop, and scale-up manufacturing processes;

•	the scope of research and development for any of our other product opportunities;

•	the time and effort it will take to develop and implement infrastructure needed to support commercial operations;

•	the requirements, cost, and timing of regulatory approvals;

•	the cost of establishing clinical and commercial supplies of our products and any products that we may develop;

•	the cost and timing of establishing sales, marketing, and distribution capabilities;

•	the availability of reimbursement or private pay (or other) options for commercial sales;

•	the amount of time needed to collect accounts receivables following sales;

•	the cost of filing and prosecuting patentable technologies and defending and enforcing our patent and other intellectual property rights;

•	the terms and timing of any collaborative, licensing, or other arrangements that we may establish;

•	the effect of competing technological and market developments; and,

•	the cost and ability to license technologies for future development.

Future capital requirements will also depend on the extent to which we acquire or invest in businesses, products, and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

Contractual Obligations, Commitments, and Contingencies

The following table summarizes our outstanding contractual obligations as of September 30, 2012:

	Payments Due by Period (in thousands)
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Operating lease obligations	$602	$1,260	$1,390	$242	$3,494
Purchase obligations	176	26	—	—	202
Employment agreements	554	—	—	—	554

Total contractual obligations	$1,332	$1,286	$1,390	$242	$4,250

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

Our cash and short-term investments of $49.6 million as of September 30, 2012 consisted of cash and time deposits that will be used for working capital purposes. We have the positive intent and ability to hold our investments to maturity. We do not enter into investments for trading or speculative purposes. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates in the U.S. Because of the relatively short durations to maturity of our investments and our positive intent and ability to hold them to maturity, we do not believe that we have any material exposure to changes in their fair values as a result of changes in interest rates.

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

Related Party Transactions

Our related parties include the members of our Board of Directors and investors with five percent or more of our outstanding securities. As of September 30, 2012, our related parties collectively represented approximately 68 percent of our outstanding stock. Certain transactions with related parties will be subject to stockholder approval in accordance with ASX Listing Rules and our internal policy requires audit committee approval for related party transactions exceeding $120,000. During the nine months ended September 30, 2012, there were no related party transactions other than payment of directors’ fees and equity awards in the normal course of business as disclosed in our public filings.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We may from time to time become subject to various claims and legal actions during the ordinary course of our business. We are not party to any legal proceedings at the date of filing of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Our business is subject to various risks, including those described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which we strongly encourage you to review. There have been no material changes during the nine months ended September 30, 2012, from the risk factors disclosed in Item 1A of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

On December 16, 2010, we closed our initial public offering, in which we sold 77,272,730 CDIs, representing 7,727,273 shares of our common stock, at a price to the public of A$1.10 per CDI or A$11.00 per share. The aggregate offering price for CDIs sold in the offering was A$85.0 million (which equated to approximately US$84.3 million). The offer and sale of all of the CDIs in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-168852). We raised approximately $76.2 million in net proceeds after deducting placement agent fees and other offering expenses. Of the net proceeds received in the initial public offering, we had expected to use approximately:

•	$40.0 million for research and development activities, including continuing development of our ReZolve scaffold;

•	$10.0 million for clinical trials;

•	$4.0 million for building commercial infrastructure, including manufacturing capacity expansion; and,

•	the balance for working capital and other general corporate purposes.

We continue to operate our Company within these expected amounts and they represent our current intentions based upon our present plans and business condition. The amounts and timing of our actual future expenditures may vary significantly and will depend upon numerous factors, including the timing and success of our clinical trials. We plan to commence clinical trials in the U.S. after we commercialize our product under a European CE Marking. Due to the regulatory requirements in the U.S. that require a study with a large number of patients, we anticipate needing additional funding in order to carry out the U.S. clinical trials.

Pending their use, we invest the IPO proceeds in accordance with our investment policy, which allows short- and long-term interest-bearing obligations, investment grade instruments, certificates of deposit, or guaranteed obligations of the U.S. government.

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

REVA Medical, Inc.

Date: November 8, 2012	/s/ Robert B. Stockman
Robert B. Stockman
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2012	/s/ Katrina L. Thompson
Katrina L. Thompson
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation *

3.2	Amended and Restated Bylaws to be effective upon completion of this offering *

4.1	Form of Stock Certificate *

4.2	Form of Amended and Restated Investors’ Rights Agreement, by and among REVA Medical, Inc. and the holders of our preferred stock set forth therein *

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350 +

99.1	Section 13 of the ASX Settlement Rules *

101	XBRL Instance Document ++

101	XBRL Taxonomy Extension Schema Document ++

101	XBRL Calculation Linkbase Document ++

101	XBRL Taxonomy Definition Linkbase Document ++

101	XBRL Taxonomy Label Linkbase Document ++

101	XBRL Taxonomy Presentation Linkbase Document ++

*	Filed as exhibits to the Registrant’s Registration Statement on Form S-1 (File No. 333-168852), effective November 15, 2010, and incorporated herein by reference.
+	This certification is being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of REVA Medical, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
++	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.