Form 10-K/A
period 2011-12-31
REVA Medical, Inc.
filed 2012-12-05
CIK 1496268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 000-54192

REVA MEDICAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0810505
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5751 Copley Drive, San Diego, CA 92111	(858) 966-3000
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

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

DOCUMENTS INCORPORATED BY REFERENCE

Document Description
Portions of the registrant’s notice of annual meeting of stockholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year end of December 31, 2011 are incorporated by reference into Part III of this report.

Explanatory Note

This Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Annual Report”) is being filed solely for the purpose of re-filing revised Exhibits 31.1 and 31.2 hereto. The revised exhibits include the language in the introductory paragraph of paragraph 4 and paragraph 4(b) of the certifications required by Item 601(b)(31) of Regulation S-K, which language was inadvertently omitted from such certifications when originally filed. This Amendment consists solely of the preceding cover page, this explanatory note and each of the revised certifications filed as exhibits to the Amendment.

The Amendment does not reflect events occurring after the date of the original filing of the Annual Report nor does it modify, update, or confirm any of the other disclosures contained therein in any way.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

REVA Medical, Inc.

Dated: December 5, 2012	By:	/s/ Robert B. Stockman
Name: Robert B. Stockman
Title: Chairman of the Board and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.