Form 10-K
period 2012-12-31
REVA Medical, Inc.
filed 2013-02-27
CIK 1496268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2012 totaled approximately $159,672,000 based on the closing price for the registrant’s Common Stock trading in the form of CHESS Depositary Interests, or CDIs, as reported by the Australian Securities Exchange and based on the closing currency exchange rate in effect that day. Such value excludes Common Stock and CDIs held by directors, executive officers, affiliates, and 10% or greater stockholders as of June 30, 2012. This calculation does not reflect a determination that such parties are affiliates for any other purposes.

As of February 15, 2013, there were 33,172,203 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description
Portions of the registrant’s proxy statement for its 2013 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year end of December 31, 2012 are incorporated by reference into Part III (items 10, 11, 12, 13, and 14) of this report

REVA MEDICAL, INC.

FORM 10-K – ANNUAL REPORT

For the Fiscal Year Ended December 31, 2012

PART I

Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2012, or “Form 10-K,” contains forward-looking statements concerning our business, operations, and financial performance and condition as well as our plans, objectives, and expectations for business operations and financial performance and condition. Any statements contained herein other than statements of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “project,” “potential,” “positioned,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. We caution readers that forward-looking statements are not guarantees of future performance and our actual results may differ materially from those anticipated, projected or assumed in the forward-looking statements in this Form 10-K. Factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, the risks described under “Risk Factors,” including:

•	our history of net losses and our expectation of significant operating losses for the foreseeable future;

•	increases in our projected expenditures on research and development and administrative activities;

•	our inability to attract or retain skilled personnel for our product development and commercialization efforts;

•	failure of our ReZolve® or ReZolve®2 stent (also called “scaffold”) to meet our required clinical specifications;

•	our inability to obtain regulatory clearance or approval for any of our products;

•	failure of our products to gain market acceptance domestically or internationally;

•	less than anticipated growth in the market for bioresorbable stents generally;

•	changes in the regulatory environment which may adversely impact the commercialization of our products and result in significant additional capital expenditures;

•

our inability to protect our intellectual property and operate our business without infringing upon the intellectual rights of others, which could result in litigation and significant expenditures; and

•	refusal of third-party payors to reimburse our customers for use of products.

Stockholders, potential investors, and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on the forward-looking statements. These forward-looking statements speak only as of the date of this Form 10-K. Unless required by law, we do not intend to publicly update or revise any forward-looking statements to reflect new information or future events or otherwise. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission, or SEC, after the date of this Form 10-K.

General Information

Unless the context implies otherwise, references in this report and the information incorporated herein by reference to “REVA Medical,” “REVA,” the “Company,” “we,” “us,” and “our” refer to REVA Medical, Inc.

Our product name ReZolve® has received trademark approval in the United States, the European Union and Australia. All other trademarks, trade names, and service marks appearing in this report are the property of their respective owners. Use or display by us of other parties’ trademarks, trade dress, or products is not intended to and does not imply a relationship with, or endorsement or sponsorship of, us by the trademark or trade dress owner.

Unless indicated otherwise in this Form 10-K, all references to “$” or “dollars” refer to United States dollars, the lawful currency of the United States of America. References to “A$” refer to Australian dollars, the lawful currency of the Commonwealth of Australia.

Item 1. Business

Overview

We are a development stage medical device company located in San Diego, California, that is focused on the development and eventual commercialization of our proprietary bioresorbable stent products. Stents are minimally invasive, implantable medical devices that are used by interventional cardiologists for the treatment of coronary artery disease. Stents help stabilize diseased arteries by propping them open and restoring blood flow. Our stent products are designed to provide the same benefits as traditional metal stents, with the additional benefit of being dissolved by the body over time. Our principal stent product, the ReZolve® scaffold, combines our proprietary stent design with our proprietary bioresorbable polymer. We call ReZolve a “scaffold” because it is not a permanent device like a metal stent. ReZolve is designed to offer full x-ray visibility, clinically relevant sizing, and a controlled and safe resorption rate. In addition, by early encapsulation of the stent in the artery tissue coupled with the loss of scaffold structure over time, the ReZolve scaffold may reduce the incidence of late forming blood clots or otherwise reduce long-term disease progression, potential benefits of bioresorbable scaffolds that have yet to be proven. We believe that, due to the number of risks associated with commercially available metal stents, bioresorbable stents will be the next major advance in coronary stent technology, and, if approved for commercialization by the relevant regulatory authorities, we believe the ReZolve scaffold will enable us to compete effectively in the stent market, which had approximately $4.8 billion in worldwide revenues during 2012.

Our stent products are still in a testing phase and will require extensive clinical results and regulatory approval before they can be sold and generate any revenue. We began clinical testing of the ReZolve scaffold in December 2011 with the initiation of a pilot study that enrolled 26 patients between December 2011 and July 2012. The study is designed to evaluate the safety and performance of ReZolve, with primary evaluation of patients at one, six, and 12 months following implant and annual follow-up for five years. Our ReZolve®2 scaffold, which is a lower profile and sheathless version of the original ReZolve scaffold, will be evaluated clinically in up to 125 patients to provide the data needed to apply for European CE Marking. When, and if, we receive CE Mark approval we will be able to commercialize in Europe and various other countries outside the United States. Our efforts to generate revenue from our stent products will take several years, even if our clinical results are favorable.

Over the last ten years, we have developed and advanced our technology in both its design and polymer composition and have undertaken significant laboratory and preclinical testing. This testing has shown the technology, and the ReZolve platform, which includes both the initial ReZolve and the current ReZolve2 scaffold, are safe and effective across various preclinical models. We have funded our research and development with the proceeds from our Initial Public Offering, or “IPO,” that was completed in December 2010 and, prior to the IPO, from investments from health care venture capital funds and global medical device manufacturers including Medtronic, Inc., or “Medtronic,” and Boston Scientific Corporation, or “BSC.”

Market Opportunity

Coronary Artery Disease

Cardiovascular disease, or “CVD,” is a term used to describe all diseases and conditions that relate to the heart and blood vessels. Coronary arteries, which supply blood to heart muscle, are susceptible to the buildup of plaque, which can block or inhibit blood flow, a condition known as coronary artery disease. If the coronary arteries become too narrow as a result of this plaque buildup, cardiac tissue may become starved of nutrients and oxygen, and the result is severe chest pain, known as angina. As artery narrowing becomes more severe, death of cardiac muscle downstream from the blockage can occur due to a lack of oxygen. The sudden death of cardiac muscle can result in a life threatening condition that is commonly known as a heart attack, or “myocardial infarction.”

Coronary artery disease is a leading cause of death. In a September 2012 report published by the World Health Organization, CVD was the number one cause of death globally with an estimated 17.3 million deaths in 2008, representing 30 percent of all global deaths. Of these, an estimated 7.3 million deaths were due to coronary artery disease. The American Heart Association, or “AHA,” reported that coronary artery disease accounted for 405,309 deaths in the U.S., or approximately one in every six deaths, and that coronary heart disease cost an estimated $190 billion in direct and indirect costs in 2008. According to the AHA, more than 17 million people in the U.S. have a history of heart attack or angina and approximately 1.2 million people will have a new or recurrent coronary heart attack annually.

The European Heart Network reported in 2012 that coronary artery disease is the most common cause of death in Europe, accounting for approximately 1.8 million deaths per year, or approximately 20 percent of all male and 22 percent of all female deaths. In addition, the Australia Institute of Health and Welfare has also reported that coronary artery disease kills more Australians that any other disease, accounting for 22,500 deaths in 2009, or 16 percent of all deaths in Australia.

Current Interventional Treatments for Coronary Artery Disease

The treatment options available to patients with coronary artery disease vary between invasive and non-invasive techniques and within these groups there are a variety of interventions that have varying degrees of benefits and side effects. Due to lifestyle risk factors associated with coronary artery disease, interventions that can reverse these factors, such as living a healthy and active lifestyle, are used for the prevention and treatment of coronary artery disease. Lifestyle changes include regular exercise, smoking cessation, and healthy diet and nutrition. The evidence to date shows that the healthy lifestyle alternative is not being universally adopted in developed or developing societies, likely due to technological advancements that are leading to more inactive lifestyles.

Medication therapy using cholesterol lowering medications, beta blockers, diuretics, aspirin, nitroglycerin, calcium channel blockers, and angiotensin-converting enzyme inhibitors aim to reduce blood pressure and blood cholesterol levels and aid in the treatment of coronary artery disease. Although drug therapy can improve quality of life and also prolong survival, many of these current therapies must be combined with stenting to achieve satisfactory long-term solutions to coronary artery disease for a large number of patients.

When lifestyle changes and medications fail to prevent the development of coronary artery disease, open heart and other surgical procedures are usually required to restore blood flow and functionality to the heart muscle. These procedures, developed and used over the past four decades, quickly and safely restore blood flow by either rerouting the flow around a plaque buildup with a surgical procedure or reopening the artery with an interventional procedure. The procedures have evolved from invasive surgical approaches to minimally invasive catheter-based therapies. These procedural advancements have generally resulted in less severe procedure-related complications, as well as reduced costs due to shorter procedure and recovery times. Physicians have rapidly adopted these new therapies. The main treatment options typically prescribed by physicians and available to patients are:

•

Coronary Artery Bypass Surgery: Bypass surgery, also called coronary artery bypass grafting, or “CABG,” creates a detour around a blocked or narrowed artery with a new blood vessel. This is an extremely invasive technique whereby open heart surgery is required. During CABG, a surgeon removes a vein or artery from somewhere else in the patient’s body and connects it to the blocked artery, bypassing the blockage. This allows oxygen-rich blood to reach the heart muscle. Surgeons can bypass multiple blocked coronary arteries during one surgery.

•

Balloon Angioplasty: Developed in the late 1970s, balloon angioplasty proved to be a significant advancement in the treatment of coronary artery disease. This minimally invasive therapy allows a physician to insert a slender balloon-tipped catheter into the femoral artery in a patient’s groin to access a trouble spot in the heart. At the site of the blockage, the balloon is inflated to compress the plaque, which widens the narrowed artery so that blood can flow more easily. This therapy was rapidly adopted by physicians because it was minimally invasive and resulted in shorter hospital and recovery times when compared to bypass surgery. However, the long-term effectiveness of balloon angioplasty is limited by restenosis, a renarrowing of the artery caused by the elastic recoil of the artery wall and/or formation of scar tissue within the artery. Restenosis typically requires a repeat of the balloon angioplasty procedure or bypass surgery to overcome. While angioplasty is successful in initially restoring blood flow, according to a study published in 1994 by The New England Journal of Medicine, restenosis occurred within six months in about 40 percent of cases. In addition, some patients experienced abrupt vessel closure after angioplasty, which led to major complications including death, heart attack, and emergency bypass surgery.

•

Bare-Metal Stents: To address the issues of abrupt vessel closure and high rates of restenosis following balloon angioplasty, coronary stents were developed and introduced in the 1990s. Stents are small tube-like devices that are inserted into an artery following balloon angioplasty; they stabilize the artery by propping it open to facilitate blood flow. The stents currently being used in clinical practice are flexible metal wire mesh tubes that are permanently implanted. Coronary stents are typically mounted on a balloon and expanded, stretching open the stent to the desired diameter during implantation. While bare-metal stents minimized the issues and complications of abrupt vessel closure, restenosis continued to be a significant problem with as many as 30 percent of patients continuing to have restenosis following the coronary stent placement, according to the 1994 study in The New England Journal of Medicine.

•

Drug-Eluting Metal Stents: After coronary stents were introduced, physicians determined that the cause of restenosis was not necessarily the recurrence of coronary artery disease, but the body’s inflammatory response to the trauma caused by the angioplasty procedure and the coronary stent. This led to a number of methods designed to overcome restenosis, the most common being the use of pharmacological agents to treat restenosis at the site. The desire to introduce drug therapy at the site of the lesion resulted in the development of a combination device known as a drug-eluting stent, in which a therapeutic drug, usually contained within a thin polymer coating, is combined with the metal stent to minimize the buildup of scar tissue during the healing process. The drug-eluting metal stents currently on the market contain drugs that range from cytotoxic types (for example, paclitaxel) to immunosuppressants (sirolimus, zotarolimus, and everolimus). Delivery of drugs locally to the artery wall, using lower dosages than would be required for systemic applications, has been shown to inhibit events that might lead to restenosis. Patients usually also undergo treatment with aspirin and anti-clotting or antiplatelet drugs, such as clopidogrel (sold as Plavix) or ticlopidine (sold as Ticlid) after stenting, to reduce the incidence of blood clots, or “thrombosis.” Early indications were that drug-eluting metal stents succeeded in reducing the issue of restenosis; some clinical trials with drug-eluting metal stents demonstrated a restenosis rate under 10 percent, according to a study published in 2006 by The New England Journal of Medicine. In coronary stenting, we believe the key clinical measures of success or failure of the therapy are:

•	Target Lesion Revascularization, or “TLR,” which measures the incidence of required restenting or bypass surgery due to a failure of the initial coronary angioplasty and stenting; and

•	Major Adverse Coronary Events, or “MACE,” which are events of death, ischemia, TLR, or heart attack.

•

Bioresorbable Stents: After studies showed that drug-eluting metal stents succeeded in lowering the rates of restenosis, safety concerns were raised when other studies suggested risks arose from late-stent thrombosis and the failure to restore natural movement of the artery. While coronary stents were originally conceived to be temporary devices and initial work was undertaken to develop them from biodegradable polymers so they would dissolve or resorb over time, most stents used currently are metal and remain in place permanently. In recent years there has been renewed interest in development of a coronary stent that provides all of the proven benefits of a metal stent, but then resorbs from the body and returns the artery to its natural function. The first bioresorbable stent was developed by researchers at Duke University in the early 1980s. While there have been a number of researchers developing bioresorbable stents intended to be resorbed by the body over time, there are many technical challenges, and to date, only one coronary bioresorbable stent is available for sale in locations outside the U.S. Due to their temporary nature as compared to bare metal and drug-eluting stents and their intended design to hold the artery open while it is healing following angioplasty, bioresorbable stents are often described as bioresorbable scaffolds or “scaffolds.” As of December 31, 2012, only one coronary bioresorbable stent is available for sale: Abbott Vascular’s, AbsorbTM scaffold and only in locations outside the U.S.

Coronary Stent Market

The global market for coronary stents comprises three main sub-markets: the U.S., Europe, and Asia. Asia principally covers Japan and includes China and Australia. Europe will be the first market we target for sales of our ReZolve2 scaffold when, and if, we receive CE Marking, the European regulatory approval required for commercial sales.

In 2012, total annual revenues from coronary stent sales approximated $4.8 billion, of which drug-eluting stents accounted for approximately $4.2 billion, or 87 percent. From 2006 to 2007, there were reductions in market size and sales of drug-eluting stents by over $1 billion, which we believe was due in part to concerns related to an increased risk of late-stent thrombosis. We believe there are three companies with significant market share which have received both FDA and CE Mark approval for five drug-eluting stents. Approximate 2012 annual coronary stent revenues by submarket were:

•	$1.7 billion in the U.S. from approximately 1.1 million stent implants, constituting approximately 88 percent of all interventional cardiology procedures in the U.S.;

•

$2.3 billion in Europe and other countries that rely on CE Mark approval from approximately 1.9 million stent implants, constituting approximately 90 percent of all interventional cardiology procedures in Europe; and,

•	$0.8 billion in Japan from approximately 400,000 stent implants, constituting approximately 98 percent of all interventional cardiology procedures in Japan.

Our Products

Our initial product, the ReZolve scaffold, is a drug-eluting fully bioresorbable polymer stent. After being implanted, the scaffold is designed to become fully captured inside the artery wall within four to six months. As the artery vessel remodels and heals, the scaffold is designed to gradually degrade and benignly clear from the body. We expect these features to overcome certain issues caused by permanent metal stents, such as the reduced ability of the artery to fully expand and contract. As the scaffold degrades and is resorbed, there is an integration of artery tissue into the space previously occupied by the stent. We have initiated a human clinical trial of the ReZolve scaffold; the trial is a safety study that enrolled 26 patients between December 2011 and July 2012 at multiple centers in Brazil and Europe.

Prior to ReZolve, we had developed an early version of our bioresorbable stent that was not drug-coated. After extensive preclinical testing of the early version stent, we performed a small human clinical trial in 2007 with 27 patients in Brazil and Germany. We were successful in deploying the stent and demonstrated its ability to dilate and hold open the artery, as anticipated and consistent with the results of our preclinical data. However, at approximately four months, we saw adverse device performance resulting in a higher than anticipated number of patients requiring retreatment with another metal stent. At approximately the three-year time point, we performed follow-up imaging on a subset of patients that were both retreated and not retreated. This imaging showed that the artery remained open and stable. During 2012 we completed five-year clinical follow-up, which formally concluded the study. Based on the results of the study, we believe our claims are valid that the polymer safely degrades.

After extensive investigative analysis, we concluded that embrittlement of the polymer was one of the primary underlying causes for the retreatments in the 2007 clinical study. In addition to planned advancements to the stent’s design, we modified the polymer formulation, developed more predictive bench and preclinical testing, and incorporated the results of our analysis into the design of a revised stent, which is named the ReZolve scaffold.

The ReZolve scaffold is implanted using a balloon-mounted angioplasty catheter. Our production of the scaffold involves manufacture of the stent device, assembly onto the balloon catheter system, sterilization, and packaging. While the handling and storage requirements of ReZolve do not vary from those commonly used in clinical practice with metal stents, the initial ReZolve scaffold included a sheath over the scaffold to protect it during the implantation procedure; the sheath was removed once the stent was positioned in the coronary artery. We have since developed a lower profile and sheathless version of our product, which we have named ReZolve®2. We are also developing additional sizes and lengths of the ReZolve2 scaffold to be able to treat the most common lesions found in coronary arteries. Our testing has demonstrated that ReZolve2 offers improved deliverability and increased scaffold strength, which we believe will position the product for rapid adoption by physicians if and when we receive regulatory approval for commercialization. The intended key features of the ReZolve2 scaffold include:

•	Intended Use: Implanted using minimally invasive techniques; resorbs leaving no permanent device;

•	Efficacy: Restores blood flow through the artery; the artery’s natural movement is restored as the stent begins to resorb;

•	Drug Eluting: Delivers standard anti-restenotic drug to the stented artery;

•	Standard Deployment: Catheter mounted with handling and storage the same as current clinical practice;

•	Size: Treats arteries with diameters of 2.75mm and above, which is standard size;

•	Expansion Range: Provides a range of diameter sizing; “slide & lock” mechanism allows the physician to ratchet open the scaffold to a desired diameter during the implant procedure;

•	Recoil: Limited stent recoil, which we believe decreases the risk of restenosis; and,

•	Radiopaque: Visible by X-ray during and after implant, allowing verification of placement in the artery.

Our ReZolve platform, which consists of our “slide & lock” design and licensed polymer technology, and includes both the initial ReZolve and current ReZolve2 scaffold, has been extensively tested during development over the past ten years and has passed the following preclinical tests:

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

•

Strength, Embrittlement, and Fatigue Testing: We have conducted engineering and life cycle testing with machines that are designed to replicate both the physiological conditions in the coronary artery as well as measure the maximum stress levels that our technology can withstand. These preclinical tests have demonstrated satisfactory stent design and polymer strength, low levels of embrittlement of the polymer, and resistance to fatigue prior to significant degradation of the stent.

•

Biocompatibility Testing: The biological response to our stent has been evaluated by assessing healing in animal coronary arteries using standard microscopy for stented arteries. These studies have demonstrated the polymer is safe and no adverse response occurs in the artery even while the polymer degrades.

•

Rate of Degradation Testing: We have tested degradation of our polymer, as the stent needs to maintain its structural integrity for approximately a 90-day period following implant to allow sufficient time for the artery to heal. These studies have demonstrated that our technology maintains its structural integrity and strength during that critical 90-day period. By design, at 12 months the stent no longer has significant mechanical strength and the polymer continues to resorb and be eliminated from the body. After approximately four years, only tiny particles of the original polymer remain. A study of the byproducts resulting from the resorption of our stent showed no accumulation in key organs or tissues of the animal’s body and a substantial portion of the byproducts were cleared from the body.

•

Toxicity Testing: As required by ISO-10993-1 regulations, our technology has undergone testing for genotoxicity. Our studies have shown that there is no change to the DNA or chromosomes of cells tested and no other genetic effect showing our polymer is genotoxic. We have conducted tests for several other types of toxicity that have demonstrated the polymer is safe.

•

Testing of Drug Coating: The implant of a stent in an artery can injure the diseased vessel and the body’s wound-healing process can cause excessive scar tissue to form inside the stent, referred to as “in-stent restenosis.” The drug sirolimus has been shown to minimize the overgrowth of tissue thereby minimizing the incidence of in-stent restenosis. In animal studies, we have tested the effects of the drug sirolimus, which is applied to the surface of our scaffold as a coating. This drug was used in the first commercialized drug-eluting stent and shows a recognized safety profile and efficacy at reducing restenosis. Our studies demonstrated no major drug toxicity.

We have designed our bioresorbable scaffold to overcome many of the limitations associated with currently marketed bare metal and drug-eluting metal stents. Our extensive preclinical testing, including bench and animal testing, provides data and results that indicate our stent could provide the following benefits:

•

Restoration of Vessel Movement and Decreased Risk of Adverse Effect: We believe there is significant benefit to restoring an artery’s natural movement, which could be possible if the artery were not restricted with a permanent metal stent. After a lesion has healed, ReZolve2 dissolves which allows restoration of the natural expansion and contraction of the vessel. We also believe that because the vessel returns to its natural state and the artery and blood flow are restored, disease progression downstream in the artery may be minimized.

•

Minimization of Thrombosis Risk and Reduction of Long-Term Drug Therapy: We believe the potential for late-stent thrombosis is reduced because ReZolve2 becomes fully encapsulated into the artery where it safely dissolves over time. We believe these characteristics will help in reducing the incidence of blood clots, potentially decreasing the need for prolonged anti-platelet drug therapy.

•

Enhanced Applications for Future Medical Treatment: We believe that as ReZolve2 dissolves, the potential complications of subsequent medical treatments are reduced. A patient can likely undergo restenting, receive treatment for lesions located downstream from the original stent, and undergo surgical procedures to an artery because there is no metal obstruction. In addition, we believe our products have a significant potential application to be configured to deliver drugs and genes in coronary and other organ vessels to treat a number of different lesions and conditions. As a result, we believe the ReZolve2 scaffold will be able to treat a broader range of lesions more safely than today’s stent alternatives. Also, since ReZolve2 allows the use of magnetic resonance imaging (“MRI”), it will allow physicians to non-invasively study coronary blood flow in stented patients.

We believe that due to risks associated with the commercially available bare-metal and drug-eluting metal stents, bioresorbable stents are the next major advance in coronary stent development. Bioresorbable stents may provide interventional cardiologists additional options to treat a broader range of coronary lesions. Our ReZolve2 scaffold is designed with the following features:

•

Proprietary Design and Strong and Resilient Polymer: Our proprietary “slide & lock” design enables ReZolve2 to be expanded with minimal impact to the polymer and, therefore, maintains the strength of the material during the critical 90-day healing period following implant. Our proprietary polymer is also less prone to breaking than other polymers that have been tested for this application.

•

No Change to Clinical Practice: The ReZolve2 scaffold is implanted using a standard balloon catheter and the profile of the device is compatible with a standard 6 French delivery catheter. ReZolve2 does not require any change to storage or handling.

•

Controlled Resorption Rate: The polymer we use is designed to degrade and be cleared from the body in a predictable and safe manner. We have the ability to, and may, adjust the degradation profile of future polymer formulations if it is determined that a shorter or longer degradation period could lead to improved patient outcomes.

•

Biocompatible and Safe: We use desaminotyrosine polycarbonate for our ReZolve2 scaffold, which is a simplified composition of the polymer used in our 2007 clinical study. We migrated to the ReZolve2 polymer to address the structural device and delivery issues identified in the 2007 clinical trial. Our current and previous polymer formulations demonstrate equal biocompatibility in preclinical testing and we believe the ReZolve2 polymer helps to overcome the mechanical property issues identified in our 2007 clinical trial without adversely affecting biocompatibility or safety. In a 12-month study, the current polymer shows no indication of adverse biological reactions while the stent material is degrading, consistent with the original version of the polymer.

•

Visible Using Standard Imaging Techniques: Our ReZolve2 scaffold is visible under x-ray, thereby allowing physicians to see the stent during implant and at early patient follow-up. It is also compatible with MRI and CT imaging technologies, both of which may become more widely used in the diagnosis and treatment of coronary artery disease.

While the ReZolve2 scaffold contains features that overcome a number of limitations of other bioresorbable scaffolds, it is not designed for smaller diameter vessel applications or highly calcified, or hard and complex, lesions. As a result, it will not be able to address the needs of all patients requiring a coronary stent. We may further develop ReZolve2 in the future to address some of these limitations.

Our Product Strategy

Our goal is to become a world leader in the development and commercialization of bioresorbable stent products for use in coronary and peripheral arteries of the human body. To achieve this goal, we are pursuing the following business strategies:

•

Demonstrate Clinical Safety and Efficacy and Gain Regulatory Approval for ReZolve2: We intend to demonstrate the clinical safety and efficacy of our ReZolve and ReZolve2 scaffolds through human clinical trials and have developed a clinical and regulatory strategy covering these trials and the pathway to application for commercial sales. We initiated a pilot human clinical study in December 2011 that is a prospective, multi-center safety study designed to evaluate the ReZolve scaffold. This study enrolled 26 patients between December 2011 and July 2012. The ReZolve2 scaffold, which is a lower profile and sheathless version of the original ReZolve scaffold, will be clinically evaluated in up to 125 patients. The data and results from this larger study will be used to apply for European CE Marking by the end of 2014. When, and if, we receive CE Mark approval, we plan to commercially sell ReZolve2 in the European Union (“EU”) and other countries outside the U.S. that recognize the CE Mark. Following our CE Mark application, we intend to use the data from our clinical trials to apply for an Investigational Device Exemption, or “IDE,” for the larger and more expensive U.S. clinical trial in order to seek FDA approval for commercial sales of our scaffold in the U.S.

•

Commercialize and Drive Adoption of ReZolve2: Following receipt of regulatory approvals, we plan to commercially sell our products. Concurrent with our clinical studies, we are focusing on commercialization readiness. In order to meet supply demands for anticipated sales in the EU and other markets, such as Australia, we intend to expand our manufacturing capabilities to required levels. We have granted BSC an option for a worldwide, exclusive right to market, distribute, and sell our products, subject to certain requirements. See “—Distribution and License Agreements” for additional information.

•

Build Awareness and Support Among Leading Physicians: Our clinical strategy includes an aspect of collaboration with key opinion leaders in the field of interventional cardiology. We believe these key opinion leaders can be valuable advocates of our technology and important in the market adoption of our products once our products are approved and commercialized. In addition, we intend to look to these physicians to generate and publish scientific data that further supports the benefits of our stent technology.

•

Leverage Our Technology Platform into Other Therapeutic Areas: We believe that our technology is applicable to therapies beyond coronary artery disease. For example, we may pursue the use of our technology to treat peripheral artery disease, which is an expanding market. We believe current treatments for peripheral artery disease, particularly in the superficial femoral artery, have demonstrated only marginal benefit. We believe the application of our technology to the development of a bioresorbable peripheral stent could be significant.

•

Provide the Highest Quality Products for Our Customers and Patients: We have assembled a team of employees and consultants who are experienced professionals in the medical device industry and who are focused on patient safety and product quality. We incorporate these principles in every aspect of our products, including development, manufacturing, quality assurance, and clinical research. We intend to offer only the highest quality products to patients and physician customers.

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

•

Explore Licensing Opportunities: We intend to explore opportunities to leverage our intellectual property portfolio by licensing our technology to third parties or through the establishment of partnerships. For example, we may seek a partner to license our polymer for use as embolic beads or as a drug-delivery device for other pharmaceutical applications.

Our Technology

Our ReZolve2 scaffold is a drug-eluting fully bioresorbable polymer stent that is implanted using a balloon catheter. The underlying technology primarily consists of a proprietary “slide & lock” design, a proprietary polymer, and a drug coating.

Our patented “slide & lock” mechanism is based on a ratchet system where, as the stent is opened in an artery by use of a balloon catheter, each “tooth” on the sliding part passes through a bracket in the stent and locks into place, preventing it from passing back. The use of sets of “teeth” allow a range of diameters to be achieved since a physician can open the stent using a minimum number of teeth, or open using several, or all, the teeth. The current version of the “slide & lock” design is uniform throughout and is implemented with two sets of components: backbones and U-shaped struts. We believe our “slide & lock” design offers the following advantages as compared to metal stents and bioresorbable stents that have been developed or are under development:

•

Non-Deformable Design: All commercial metal and bioresorbable stents use deforming technology whereby a “deformable” stent is crimped onto a catheter mounted balloon and, as the balloon expands, the stent bends open until it reaches the desired implant size. When polymers are deformed, they can lose strength and become prone to breakage. We believe our non-deformable ratcheting design is a key feature to developing a strong bioresorbable stent.

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

•

Large Expansion Range: A potential drawback of utilizing traditional stent technology for polymer stents is the lack of expansion range, that is, the diameter to which a stent can open during implant. This drawback generally requires a physician to more accurately assess the size of the coronary artery based on angiography prior to implant, since expansion of the device after implant, a common technique to improve the position of the stent in relation to the artery wall, is limited due to potential fracture and recoil. Also, with a limited expansion range, additional stent sizes may be required to accommodate existing clinical practice. Our “slide & lock” mechanism allows the ReZolve scaffold to ratchet open to achieve various diameters, similar to commercially available metal stents, and can treat a range of artery sizes with a single stent size.

Our patented polymer is based on an iodinated, tyrosine-derived polycarbonate. We license the polymer and all improvements on the polymer from Rutgers, The State University of New Jersey, or “Rutgers.” We work in collaboration with Rutgers to continually develop and enhance the polymer. The current polymer utilized in the ReZolve2 scaffold is a desaminotyrosine polycarbonate polymer. See “—Distribution and License Agreements” for additional information.

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

•

Biocompatibility: In 2007, we performed a human clinical trial with an earlier version of our polymer and that version has not shown any adverse biological reactions. The current desaminotyrosine polycarbonate polymer used in the ReZolve2 scaffold is a simplified composition of the 2007 polymer formulation. The current polymer has been designed to enhance mechanical properties and reduce scaffold profile. Our current and previous polymer formulations demonstrate equal biocompatibility in preclinical testing and we believe the ReZolve2 polymer helps to overcome the mechanical property issues identified in our 2007 clinical trial without adversely affecting biocompatibility or safety. In a 12-month study, the current polymer shows no indication of adverse biological reactions while the stent material is degrading, consistent with the original version of the polymer.

•

Predictable Degradation and Resorption: Our polymer degrades into benign metabolites (consisting of monomers and carbon dioxide) that are cleared from the body. We believe future generations of our bioresorbable stent may employ formulations that will allow a more rapid degradation process to occur which will facilitate, for example, the short-term treatment of vulnerable plaque with drugs.

•

Visibility: The use of iodine in our polymer enables our stent to be visible under x-ray, including standard fluoroscopy. Our visibility is similar to metal stents; we believe the visibility of other bioresorbable stents is limited because only the end “markers” they use are visible. Improved visibility allows interventional cardiologists to more accurately assess the implant quality and position.

Our ReZolve2 scaffold is drug-eluting so that it may help to inhibit restenosis of the artery in the location of the stent. For our commercial device, we intend to use the drug sirolimus, an anti-restenotic drug that has been used in commercial drug-eluting stents. This drug is available from a number of different sources and is FDA approved. We coat the outside surface of the ReZolve2 scaffold using a polymer solution containing a target dose of 80 µg of sirolimus. The polymer used for the coating solution is the same polymer used in the stent structure. Through our preclinical studies, we have demonstrated a controlled release of the drug over 30 days; most of the drug is released within 90 days. We believe this early and slow release characteristic optimizes the efficacy of the drug and that delivery of the drug within 90 days may help with the healing process.

Preclinical Testing

We have undertaken significant laboratory and preclinical testing during the development of our stent technology, with more than 1,000 stents tested across various animal models. This testing has shown that our technology, including the ReZolve and ReZolve2 scaffold, is safe and effective in animals. Our tests have included strength, embrittlement, and fatigue tests; biocompatibility and toxicity tests; drug release tests; deployment and degradation tests; and, tests of comparability to commercial metal stents. We used the data from our preclinical tests in our submissions to the Brazilian and European regulatory bodies, for which we received approval to proceed with our pilot clinical trial of the ReZolve scaffold. Additional testing has been completed on the ReZolve2 scaffold to enable our applications to regulatory bodies in Brazil, Europe, Australia, and New Zealand for human clinical studies.

Clinical Studies and Regulatory Strategy

We have developed a regulatory strategy that covers our clinical trials and the pathway to application for commercial sales. We initiated a pilot clinical study in December 2011, the RESTORE trial (pilot study of the ReZolve sirolimus-eluting bioresorbable coronary scaffold), which is a non-randomized, prospective, multi-center safety study designed to evaluate the ReZolve scaffold in patients at multiple centers in Brazil and Europe. We enrolled 26 patients in this study between December 2011 and July 2012. Six-month patient data has been collected on the 22 patients implanted with our device (4 patients were enrolled but did not receive a ReZolve scaffold), who had no reported blood clots (“thrombosis”), no incidences of heart attack, and a low rate of major adverse coronary events. All of the patients implanted with our scaffold will undergo a 12-month assessment to quantitatively evaluate scaffold performance. This will be accomplished by looking inside the stented artery to evaluate the amount of residual obstruction as well as overall healing. In December 2012 the first patient enrolled in the trial was evaluated at the 12-month time point; this imaging showed that our scaffold is performing as designed. During 2013 the remainder of the patients will be evaluated at the 12-month time point. Also in 2013 we plan to initiate a clinical study to evaluate our ReZolve2 scaffold, which is a lower profile and sheathless version of the original ReZolve scaffold, in up to 125 patients at approximately 30 clinical centers in Brazil, Europe, Australia, and New Zealand. The clinical evaluation of ReZolve2 will provide the data necessary to apply for the European CE Marking of our product. When, and if, we receive CE Mark approval, we plan to commercially sell ReZolve2 in the EU and other countries outside the U.S. that recognize the CE Mark. Following our CE Mark application, we intend to use the data from our clinical trials to apply for an Investigational Device Exemption, or “IDE,” for the larger and more expensive U.S. clinical trial in order to seek FDA approval for commercial sales.

Our clinical trials utilize standard industry measures of safety in evaluating the performance of the ReZolve and ReZolve2 scaffolds, including patient monitoring on a prescribed and regular basis. Our clinical trials evaluate the safety and performance of ReZolve and ReZolve2 and are designed to provide the data necessary to apply for CE Marking.

In the EU, the European Medical Devices Directive, or “MDD,” 93/42/EEC sets out the general requirements for clinical trials and other essential requirements for approval and CE Marking; there are numerous other directives and standards regulating the design, manufacture, clinical trials, and labeling for medical devices. For the ReZolve2 scaffold to bear the CE Mark and be sold commercially throughout the EU, we will need human clinical trial data and to comply with the other requirements of the MDD.

In Australia, the Therapeutic Goods Administration, or “TGA,” is responsible for administering the Therapeutic Goods Act and maintaining the Australian Register of Therapeutic Goods. Unless exempt, all therapeutic goods for human use, including medical devices, must be included on the register before they may be imported, supplied in, or exported from Australia. Any unapproved medical devices used in humans in Australia, even in pilot trials, require an exemption from the requirement for inclusion on the register. In addition to agreeing to trial protocols and obtaining ethics committee approvals at these centers, we are seeking an exemption from the Australian Register of Therapeutic Goods for a human clinical trial of the ReZolve2 scaffold in Australia.

We plan to conduct human clinical trials of the ReZolve2 scaffold for CE Marking based on:

•	the enrollment of up to 125 patients;

•	patient enrollment in up to 30 centers across the EU, Brazil, Australia, and New Zealand;

•

primary endpoints of late lumen loss (reduction of internal artery diameter) and MACE (death, heart attack, and target lesion revascularization) as compared to historical values for marketed drug-eluting metal stents;

•	clinical follow-up of all patients on a regular basis including at one, six, and 12 months, and annually thereafter for a period of up to five years following implant; and,

•	interventional follow-up at six, nine, or 12 months on subsets of patients in order to visualize the healing process.

While we plan to commence clinical trials of ReZolve2 and be in a position to apply for CE Marking by the end of 2014, no guarantee can be given that we will achieve our expected results from the clinical trials or that CE Marking will be attained in a timely fashion, or at all.

In the U.S. medical devices are subject to review and approval by the FDA, which regulates the clinical testing, manufacture, labeling, storage, record keeping, distribution, and promotion of medical devices, primarily pursuant to the requirements of the Food, Drug, and Cosmetic Act and other regulatory requirements. Medical devices are classified as Class I, II, or III according to risk. Devices classified as Class III, such as the ReZolve2 scaffold, require the FDA’s Premarket Approval, or “PMA,” prior to commercialization.

To obtain a PMA to sell our products, the FDA requires proof of safety and efficacy in human clinical trials performed under an IDE. An IDE application must contain preclinical test data supporting the safety of the product for human investigational use, information on manufacturing processes and procedures, proposed clinical protocols, and other information. The IDE application is generally approved by the FDA for a specified number of patients and investigational sites. Clinical trials may begin once the FDA approves the IDE and the Institutional Review Board at each participating clinical site approves the trial protocol.

Based on the outcome of the human clinical trials undertaken to apply for CE Marking, we plan to conduct a human clinical trial in the U.S., which is expected to be a randomized trial of at least 2,000 patients. Pursuant to our clinical and regulatory strategy, the timing of the U.S. trial will be determined after consideration of the CE Marking results, our capacity to manage multiple trials concurrently, and the availability of future funding.

Manufacturing

Our operations take place at our ISO 13485-2003 certified facility in San Diego, California, an approximately 37,000 square foot facility dedicated to the development and manufacture of our products under a lease that expires in January 2018. The facility includes laboratories for polymer development and synthesis, chemistry, engineering, and product assembly, including clean rooms and quality assurance laboratories. Our San Diego facility has the capacity to produce quantities of the ReZolve2 scaffold that will be needed for our planned clinical trials. In the future, when and if we receive regulatory approval to sell our products, we plan to expand our manufacturing capacity in line with demand for our products.

Although certain portions of our stent manufacturing process are completed by external parties, we have not entered into any material agreements with any third parties regarding our supply chain or manufacturing process. Our suppliers have no contractual obligation to supply, and we are not obligated to purchase, any components used in our ReZolve2 scaffold, which may result in supply interruptions. The strategy of outsourcing selected manufacturing processes is intended to minimize capital and operating costs while at the same time maintaining required quality standards.

The process to manufacture our ReZolve2 scaffold involves seven main components, some of which currently involve a degree of manual intervention. We plan to continue to improve our manufacturing process with the objectives of improving capacity, yield, and automation. These seven manufacturing steps are as follows:

•	Polymer Manufacture: Performed at our facility.

•	Polymer Film Pressing: Performed at our facility.

•	Lasing Stent Parts from the Polymer Films: Currently outsourced to a domestic fabricator.

•	Drug Coating: Drug currently purchased from foreign supplier; coating prepared and applied at our facility.

•	Catheter System: Finished system currently purchased from domestic supplier.

•	Assembly, Mounting on the Catheter, Quality Assurance, and Packaging: Performed at our facility.

•	Sterilization: Currently outsourced to a domestic lab.

Currently, our catheter supply and lasing process are single-sourced. While certain other products and components come from single source suppliers, we believe alternative suppliers are readily available, though in many cases we have not qualified these suppliers. If necessary, we could locate second source suppliers; however, any interruption or delay in obtaining products from third-party suppliers, or our inability to obtain products from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand for our planned clinical trials or could delay commercialization of our products.

We have implemented a quality management system which is designed to comply with FDA regulations and ISO standards governing our medical device products. These regulations carefully control the design, manufacture, testing, and release of products and product components, as well as raw material receipt and control. We also have controlled methods for the consistent manufacturing of our products and product components at our facility. All key outsourcing partners are ISO-certified to help assure a continual supply of high quality components.

Competition

The coronary stent industry is highly competitive. Many of our competitors have significantly greater financial resources, human resources, and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Many of these competitors also have developed worldwide distribution channels and more established reputations with our target customers. These competitors include Abbott Vascular, Boston Scientific, and Medtronic. Johnson & Johnson, a previous provider of metal stents, exited the drug-eluting stent market during 2011; however, they continue to maintain and support their cardiovascular and interventional products division. Smaller or early-stage companies may also prove to be significant competitors to us, particularly if they enter into collaborative arrangements with the large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites, and patient registration for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business. As a result, we cannot provide assurances that we will be able to compete effectively against these competitors or their products.

Although the field of interventional cardiology is extremely competitive with requirements for high-performance products, we believe interventional cardiologists have historically been rapid adopters of new technology. While physicians may recommend alternative treatments such as drug therapy, bypass surgery, angioplasty, or bare-metal stenting, we expect the primary competition for our products to be drug-eluting stents and other bioresorbable stents. The market leaders for metal stents (bare and drug-eluting) are Abbott, Boston Scientific, and Medtronic. Of the three, only Abbott currently offers a bioresorbable option.

Abbott began selling its Absorb bioresorbable scaffold during 2012; it is currently available in more than 30 countries in Europe, Asia Pacific, Latin America, and the Middle East. Formal reimbursement approval has been granted for Absorb in Germany with what we believe to be a list price of nearly €3,000. Current estimates for the potential adoption of Absorb range from 20 percent to 50 percent of cases.

In January 2013, Abbott announced the initiation of its U.S. clinical trial, ABSORB III, which will enroll an expected 2,250 patients and will randomize Absorb against Abbott’s market-leading drug-eluting stent, XienceTM. A non-inferiority finding will allow Abbott to obtain U.S. PMA approval of Absorb. Abbott intends to enroll up to an additional 4,000 patients in the ABSORB IV trial, which would compare target lesion failure rates between one and five years. From the ABSORB IV trial, a finding of superiority against Xience would demonstrate added clinical benefits of bioresorbable scaffolds and potentially lead to differentiated product claims and perhaps further differentiated reimbursement rates from those of metal stents. Abbott’s ability or inability to obtain reimbursement for, and secure adoption of, the Absorb scaffold may play a significant role in establishing the market potential for bioresorbable scaffolds over the next several years.

There are a number of other companies working to develop bioresorbable or polymer stents that have not yet obtained regulatory approval to commercialize their products. These include Elixir Medical, Biotronik SE & Co. KG, and Arterial Remodeling Technologies.

Elixir Medical completed a 15-patient first-in-man clinical trial of its DESolve bioresorbable polymer scaffold during 2011, and subsequently reported six- and 12-month data. Elixir also initiated a 120-patient clinical trial, which is designed to provide the data needed to apply for CE Marking; in October 2012 Elixir announced that patient enrollment in this trial is complete. If the data from this trial is considered acceptable, Elixir may obtain CE Marking of its DESolve scaffold before we are able to obtain regulatory approval of the ReZolve2 scaffold. In addition to Abbott’s activities, Elixir’s ability or inability to obtain reimbursement for, and secure adoption of, its scaffold may further define the market potential for bioresorbable scaffolds.

Biotronik is developing an absorbable metal scaffold, called Dreams, which is a deformable, balloon-expandable stent manufactured from a magnesium alloy. Unlike polymer bioresorbable stents that take multiple years to degrade, the magnesium scaffold is designed to absorb within the first year. In 2010, Biotronik initiated a 50-patient clinical trial of Dreams and subsequently reported six- and 12-month data; they have not initiated larger trials of their scaffold. Arterial Remodeling Technologies (“ARTS”) initiated a first-in-man clinical trial of its bioresorbable polymer scaffold in July 2012; in October 2012 they announced that 9 patients had been enrolled.

Because of the prevalence of coronary artery disease and the resulting market opportunities, competitors will most likely continue to dedicate significant resources to aggressively promote their products. New product developments that could compete with us more effectively are likely because the coronary artery disease treatment market is characterized by extensive research efforts and technological progress. Accordingly, competitors may develop technologies and products that are safer, more effective, easier to use, or less expensive than ReZolve2.

We believe our success is likely to be driven by, and depends on, our ability to innovate, manufacture in commercial quantities, obtain regulatory approvals and reimbursement, and successfully market and sell our ReZolve2 scaffold. We expect to encounter potential customers who, due to existing relationships with our competitors, are committed to or prefer the products offered by these competitors. To compete effectively, we must demonstrate that our products are attractive alternatives to other devices and treatments by differentiating our products on the basis of safety, efficacy, performance, ease of use, brand and name recognition, reputation, service, and cost-effectiveness.

Research and Development

Since inception, we have devoted a significant amount of resources to develop our technology. Our research and development expenses were $6.8 million in 2010, $13.4 million in 2011, and $15.8 million in 2012. We expect our research and development expenditures to increase as we devote significant resources to the continuing development of our products, in particular, completing the clinical trials necessary to support regulatory approval of the ReZolve2 scaffold.

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

In most countries throughout the world, a significant portion of a patient’s medical expenses is covered by third-party payors. In the U.S., hospitals and physicians generally rely on third-party payors, such as Medicare, private health insurance plans, and health maintenance organizations to reimburse all or part of the cost of medical devices and the related surgical procedures. Reimbursement in the EU varies from country to country and often hospital to hospital. We believe that numerous hospitals have established budgets to purchase coronary stents and the purchase decision is often driven by the interventional cardiologists.

Currently, coronary stents are sold through distribution channels in the EU, the U.S., and around the developed world, primarily targeting interventional cardiologists who treat patients likely to require stenting. We believe the costs and barriers are large to develop a distribution channel focused around one group of products. We may therefore consider partnering with a distribution or sales channel. In addition, we have entered into a Distribution Option agreement with BSC relating to the sale and distribution of our stent technology in markets in which the technology is approved for sale. The terms of this agreement are described under “—Distribution and License Agreements.”

If BSC does not exercise its option to negotiate distribution of our product, or if we are unable to reach an agreement on the terms of distribution, we may elect to sell our ReZolve2 scaffold through a combination of direct sales and relationships with independent distributors. Our sales strategy will depend on the types and timing of our product roll-out, which is dependent upon receipt of the necessary regulatory approvals and clearances:

•	The EU and other countries outside the U.S. that recognize the CE Mark will be our initial target commercial market because CE Marking is our first targeted regulatory approval;

•	Australia will be our second target commercial market because we believe regulatory approval in Australia will closely follow CE Marking and Australia can serve as a base for the Asian market; and,

•	The U.S. will be our third target commercial market upon completion of U.S. FDA trials and PMA approval.

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

As of February 15, 2013, on a worldwide basis our patent portfolio comprises, 292 issued and pending U.S. and foreign patents that we own directly or for which we are the exclusive licensee. We have been issued 37 U.S. patents and have 27 U.S. patent applications that are pending examination or have been allowed in the United States Patent and Trademark Office. Our latest patent expiration date is 2030. For these 64 technology patents and applications, we have sought intellectual property protection outside of the U.S. and have been granted 152 foreign patents and have 76 pending foreign applications. We do not know if any of our patent applications will be issued, nor do we know whether our patents, if issued, will cover our technology or will be able to be successfully enforced. Even if valid and enforceable, our patents may not be sufficiently broad to prevent others from inventing a stent like ours, despite our patent rights. We have received no communications from third parties concerning the patentability, validity, or enforceability of our patents or patent applications. We believe that the remaining lives of our patents provide adequate time to generate revenues from sales, subject to timing of the clinical pathway and regulatory approvals.

We actively monitor our intellectual property position and review new developments periodically to identify prudent extensions to our patent portfolio to ensure that we lockup key technology, as well as to maximize our defensive strategy through the coverage of similar technology developments. We have an in-house patent attorney and also employ external patent counsel to assist us in managing our intellectual property portfolio.

The industry we operate in has been subject to a large number of patent filing and patent infringement lawsuits. Whether we would, upon commercialization, infringe any patent claim will not be known with certainty unless and until a court interprets a patent claim in the context of litigation. If an infringement allegation is made against us, we may seek to invalidate the asserted patent claim and may allege non-infringement of the asserted patent claim. In order for us to invalidate a U.S. patent claim, we would need to rebut the presumption of validity afforded to patents issued in the U.S. with clear and convincing evidence of invalidity, which is a high burden of proof. To date, none of our patents or patent applications has been subject to reexamination, interference, or other legal challenge.

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

Distribution and License Agreements

BSC Agreement

In 2007, we entered into a Distribution Option Agreement with Boston Scientific Corporation, or “BSC,” in which we granted BSC an option to negotiate for a worldwide exclusive right to sell, market, and distribute our stent products, subject to certain exceptions. If BSC exercises its option, we will negotiate in good faith to enter into a mutually acceptable distribution agreement that will include the following provisions: (i) the distribution agreement shall last at least five (5) years; (ii) the transfer price for our products shall be equal to 50 percent of BSC’s average selling price for such products; (iii) BSC shall not be required to make any payments, other than the transfer price for products, with respect to the sale, marketing, or distribution of such products; (iv) we shall meet all legal and regulatory requirements, as well as BSC quality standards, with respect to the design, development, and manufacturing of all products; (v) BSC shall have sole discretion over all marketing and sales decisions relating to the products; and (vi) BSC shall be the exclusive distributor of such products during the term of the agreement so long as BSC does not commence to sell, market, or distribute a directly competitive stent product (distribution becomes non-exclusive in locations where BSC sells, markets, or distributes a directly competitive stent product). If we are unable to agree on the terms of a distribution agreement within 90 days of BSC’s exercise of its option, or if BSC provides written notice that it elects not to exercise its option, then we shall be permitted to sell, market, and distribute our products to a third party; provided, however, the terms of an offer to any third party and the definitive agreement establishing such third party’s right to sell, market, and distribute such products, shall not be on terms more favorable than the terms offered by us to BSC.

BSC’s distribution option, if not previously exercised, terminates 90 days after our delivery of clinical data to BSC from the following clinical milestones: (i) imaging, death, acute myocardial infarction, stent thrombosis, and target lesion revascularization data from one year follow-up of at least 200 of our implanted resorbable drug-coated stents from human clinical trials, or “Implanted Stents;” (ii) core lab acute gain, late loss, and binary angiographic restenosis data from eight- to nine-month angiographic follow-up of at least 100 Implanted Stents; and, (iii) eight- to nine-month intravascular ultrasounds of at least 40 Implanted Stents.

Under the Distribution Option Agreement, we have also agreed not to take certain actions that would prevent BSC from exercising its distribution option; however, we may market, sell, or distribute any product on a non-exclusive basis in any country or territory where BSC directly competes with such product. In addition, if we receive regulatory approval for any product in any country or territory outside the U.S. prior to submission to the FDA, and (i) BSC does not exercise its distribution option within 90 days following written notice of the approval, or (ii) if BSC exercises it distribution option but is unable to agree with us on the terms of the distribution arrangement within 90 days of BSC’s exercise of its option, then we may sell, market, and distribute such product in any foreign country or territory where the product has received approval, directly or through any third party that is not a direct competitor of BSC, provided however, that any such arrangement must be terminable without cost to BSC on no more than 90 days’ written notice.

Significant License Agreements

In July 2010, we entered into an Exclusive License Agreement, or the “License,” with Rutgers, The State University of New Jersey, or “Rutgers,” that superseded our 2004 Exclusive License Agreement with Rutgers. Under the new License, Rutgers granted us an exclusive, worldwide right, including sublicensing rights, to develop and commercialize products that utilize certain polymers in the vascular field. Terms of the License require us to pay annual license fees until a product is commercially sold in a major market. In order to maintain our rights under the Rutgers License, we have to satisfy certain development and commercialization obligations specified in the agreement. The term of the Rutgers License continues until the expiration of the last to expire of the patents licensed to us, which we believe is 2030, or ten years after commercialization. The License allows Rutgers to sublicense certain technology that Rutgers invented, we jointly invented with Rutgers, or that we solely invented. If Rutgers sublicenses inventions and improvements solely owned by us, Rutgers shall pay us a percentage of all income and consideration Rutgers receives from such sublicenses.

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

The royalties due under the Rutgers License and the Integra License vary depending upon type of product, use of product, stage of product, location of sale, and ultimate sales volume and price. Based on the polymer we currently use for ReZolve2, we believe the royalties due under the Rutgers and Integra licenses will range from a minimum of approximately $25 to a maximum of approximately $100 per product sale, with license provisions for escalating minimum royalties that could be as high as $2.2 million per year. Additionally, in the event we receive certain milestone payments related to this technology, the licenses require that up to 40 percent of the milestone amount be paid to the licensors. The Rutgers License requires annual licensing payments of $175,000 until the underlying technology has been commercialized and royalties would be due. The Rutgers License also requires other payments to occur during commercialization that could total $950,000, payment of $350,000 upon a change in control of ownership, and payment of patent filing, maintenance, and defense fees.

Third-Party Reimbursement

In most countries throughout the world, a significant portion of a patient’s medical expense is covered by third-party reimbursement. In the U.S. and other countries, third-party payors consist of both government-funded and private insurance programs. While each payor develops and maintains its own coverage and reimbursement policies, the vast majority of payors have established policies for stents. We believe that our products generally will fall within the existing reimbursement guidelines, or within new reimbursement guidelines that are established by competing bioresorbable scaffold companies, although some refinement in policies may be needed for our products. Before we can obtain reimbursement for our ReZolve2 scaffold in Europe, Australia or the United States, we will need to obtain appropriate regulatory approvals for product sales.

The Center for Medicare and Medicaid Services, or “CMS,” is the U.S. government entity that administers the Medicare program, which is considered a reimbursement benchmark. CMS establishes, reviews, and updates Medicare coverage and reimbursement policies for medical products and procedures. Both CMS and commercial payors have established coverage and reimbursement policies for stents currently being sold; however, we have no assurances these existing policies or reimbursement codes would apply to the bioresorbable stents that we are developing. We also have no assurance that existing payment rates under these reimbursement codes will continue.

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

In Australia, the Department of Health and Ageing is the government department and Medicare is the government entity responsible for administering the Medicare Benefits Scheme and the Medicare Benefits Schedule, or “MBS.” Medicare establishes coverage and reimbursement policies for medical products and procedures and such policies are periodically reviewed and updated. Medicare and MBS have established coverage and reimbursement policies for stents that are currently being sold. However, similar to the U.S., there are no assurances that existing policies or reimbursement codes will be used for the bioresorbable stents that we are developing or that existing payment rates under the reimbursement codes will continue.

In addition, U.S. governmental and private sector payors have instituted initiatives to limit the growth of health care costs, using, for example, price regulation or controls and competitive pricing programs. Some third-party payors also require pre-approval of coverage for new or innovative devices or therapies before they will reimburse health care providers who use such devices or therapies. Providers also have sought ways to manage costs, such as through the use of group purchasing organizations. While we believe the clinical performance of the ReZolve2 scaffold will be sufficient to secure reimbursement, there remains uncertainty as to whether our products will be viewed as sufficiently cost-effective to warrant adequate coverage and reimbursement levels.

Government Regulation

United States

Our products are considered combination products because they comprise two regulated components in a single product: a drug and a device. In the U.S., the FDA assigns the review of a combination product, based on the product’s “primary mode of action,” to one of its centers, such as the Center for Drug Evaluation and Research, or “CDER,” or the Center for Devices and Radiological Health, or “CDRH.” The center to which the product is assigned will have primary jurisdiction over the PMA of the product. Because the primary mode of action for our products is that of a medical device, we anticipate that our products will be regulated as devices by the FDA under the Federal Food, Drug, and Cosmetic Act, and CDRH will have primary jurisdiction over our PMA application. However, it is possible the FDA may assign our products to CDER. We believe that the drug component of our products will not require separate FDA approval and that it will be reviewed by CDER, which will assist CDRH in its review of our PMA application. If the FDA does assign our products to be regulated by CDER, the drug component of the product will in all likelihood not require separate CDER approval.

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

Clinical Trials: Clinical trial data is almost always required to support a PMA application. Clinical trials for our product candidates require the submission of an IDE application and FDA approval. The IDE application must be supported by appropriate data, such as animal and laboratory data showing that it is safe to test the device in humans and that the testing protocol is scientifically sound, and the application must be for a specified number of patients. Clinical trials may begin once the application is cleared by the FDA, as well as the appropriate institutional review boards at the clinical trial sites. Clinical trials must be conducted in accordance with applicable regulations and policies and are subject to extensive record keeping and reporting requirements. Our clinical trials must be conducted under the oversight of an institutional review board at the relevant clinical trial site and in accordance with applicable regulations and policies including, but not limited to, the FDA’s good clinical practice regulations. We, the FDA, or the institutional review board at a clinical site may suspend a clinical trial at any time for any reason, including a belief that the risks to the patients in a clinical trial outweigh the anticipated benefits.

Pervasive and Continuing Regulation: After a device is placed on the market, numerous regulatory requirements apply. These include:

•

Good Manufacturing Practices, or “GMP,” and the Quality System Regulation, or “QSR,” that require manufacturers, including third-party suppliers, to follow stringent design, testing, control, documentation, and other quality assurance procedures during all aspects of the manufacturing process;

•	labeling regulations and FDA prohibitions for promotion of products for unapproved or “off-label” uses;

•

medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur; and,

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

Patient Protection and Affordable Care Act: Our operations will be impacted by the federal Patient Protection and Affordable Care Act of 2010, as modified by the Health Care and Education Reconciliation Act of 2010, which we refer to as the “Health Care Act.” The Health Care Act imposes a 2.3 percent excise tax on U.S.-derived sales of medical devices by manufacturers. Taxable devices include any medical device defined in section 201(h) of the FDCA and intended for use by humans, with limited exclusions. There is no exemption for small companies, and we expect to begin paying the tax when we begin commercial sales of our products in the U.S. The Health Care Act also requires manufacturers to report details to the Department of Health and Human Services about financial arrangements with physicians and teaching hospitals. These reporting provisions preempt state laws that require reporting of the same information, but not those that require reports of different or additional information. Failure to comply subjects the manufacturer to significant civil monetary penalties. We expect compliance with the Health Care Act to impose significant administrative and financial burdens on us.

International

International sales of medical devices are subject to foreign governmental regulations, which vary substantially from country to country. The time required to obtain clearance or approval by a particular country may be longer or shorter than that required for FDA clearance or approval, and the requirements may be different.

Europe’s primary regulatory environment is that of the EU, which consists of 27 countries encompassing most of the major countries in Europe. Three members of the European Free Trade Association, Iceland, Norway, and Liechtenstein have voluntarily adopted medical device laws and regulations that mirror those of the EU. Other countries, such as Switzerland, have entered into Mutual Recognition Agreements and allow the marketing of medical devices that meet EU requirements. The EU has three core directives concerning medical devices: Medical Devices Directive, In-Vitro Diagnostic Medical Devices Directive, and Active Implantable Medical Devices Directive. Also, the European Committees for Standardization have set forth voluntary standards regulating the design, manufacture, clinical trials, labeling, and adverse event reporting for medical devices. Before a medical device can be marketed or used in the EU, it must undergo a conformity assessment process as set forth in the relevant medical devices directives. Upon compliance with the relevant directives requirements, medical devices will be entitled to bear CE Marking and, accordingly, can be commercially distributed throughout the EU, the member states of the European Free Trade Association, and countries that have entered into a Mutual Recognition Agreement. The method of assessing conformity varies depending on the type and class of product, but normally involves a self-assessment by the manufacturer and an assessment by a third-party designated Notified Body, an independent and neutral institution appointed in one of the EU countries. The assessment may also include an audit of the manufacturer’s quality system and specific testing of the device to ensure compliance with ISO 13485, which are voluntary harmonized standards. Each member state country of the EU has implemented the Medical Device Directives into national laws and these laws are enforced by competent authorities in each member state. For example, in the United Kingdom the authority is the Medicines and Healthcare Products Regulatory Agency. In addition to obtaining CE Marking, many EU countries will require us to complete a formal registration process before our product can be commercially distributed. This may delay our ability to commercialize the ReZolve2 scaffold after obtaining CE Marking.

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

Employees

As of December 31, 2012, we had 80 employees, including 77 full-time employees and three part-time employees, of which 68 were in research and development and 12 were in general and administrative functions. We have never had a work stoppage and none of our employees are covered by collective bargaining agreements or represented by a labor union.

Executive Officers

Our executive officers and their ages and backgrounds as of December 31, 2012, are as follows:

Robert B. Stockman, age 59, our co-founder, has served as Chairman of the Board and director since 1999 and Chief Executive Officer since August 2010. He serves as a director of HeartWare Limited/HeartWare International, Inc., an ASX and NASDAQ listed medical device company, since December 2006. Since 1999, Mr. Stockman has been the President and Chief Executive Officer of Group Outcome LLC, a U.S.-based merchant banking firm that deploys its capital and that of its financial partners in private equity and venture capital investments in medical technology companies. Mr. Stockman also co-founded Centrimed, Inc., an internet-based software company, that was acquired by the Global Healthcare Exchange, LLC, and led the buyouts of Ioptex, an intraocular lens manufacturer, and two Johnson & Johnson divestitures, “A” Company Orthodontics, Inc. and Critikon Company, LLC, each of which was subsequently acquired. Prior to establishing Group Outcome LLC, Mr. Stockman spent 18 years with Johnston Associates, Inc. and Narragansett Capital Corporation, where he focused on venture capital investments and merger advisory work in health care. Mr. Stockman holds a Bachelors Degree from Harvard College and a Master in Business Administration from The Tuck School at Dartmouth College, where he is an Overseer.

Robert K. Schultz, Ph.D., age 56, has served as our President and Chief Operating Officer since 2003. His background comprises more than 30 years in pharmaceutical, medical device and combination products. Prior to joining REVA, Dr. Schultz held positions of Vice President of Research and Development and Vice President of Technology Strategy and Licensing for Dura Pharmaceuticals, a specialty respiratory pharmaceutical and pulmonary drug delivery company, and Research Specialist for 3M Pharmaceuticals, a diversified international technology company. He obtained his Ph.D. in Pharmaceutics and his B.S. degree in Pharmacy from the University of Minnesota.

Katrina L. Thompson, age 54, has served as our Chief Financial Officer and Corporate Secretary since 2003. Her experience encompasses over 30 years in accounting, finance, and corporate administration. Prior to joining REVA in 2003, Ms. Thompson held senior positions in the telecom, real estate development, commercial nursery, and high tech industries. She spent the early part of her career as an auditor with Price Waterhouse, a provider of tax, audit and advisory services. Ms. Thompson received her B.S. in Business Administration from San Diego State University.

Jeffrey A. Anderson, age 46, has served as our Vice President of Clinical and Regulatory affairs since February 2011, a position he previously held at REVA from 2004 to 2008. He has over 20 years of experience in the medical device industry, including his positions of Vice President of Clinical & Regulatory Affairs and Vice President of Research & Development for Neomend, now a division of CR Bard. Additionally, Mr. Anderson has held senior positions at Abbott Vascular, Jomed, CRS Clinical Research, and Medtronic. He received his B.S. in Physics from California State University at Fullerton.

Donald K. Brandom, Ph.D., age 53, is our Vice President of Product Development. He has directed all biomaterials development activities since 2003 and the stent development program since 2010. In his over 20 years of industry experience, he has held technical, senior and executive management product development positions in the aerospace, microelectronics and medical device industries. Dr. Brandom earned his Ph.D. in Materials Engineering Science at Virginia Tech and has a B.S. in Chemistry from the University of California, Davis.

Joan Zeltinger, Ph.D., age 50, has served as our Vice President of Scientific Affairs since June 2004 and has directed our biological and preclinical activities since 2000. Dr. Zeltinger has 20 years of industry research and business experience that includes numerous publications and patents. Dr. Zeltinger previously directed the bioresorbable coronary graft and tissue engineered heart valve programs at Advanced Tissue Sciences and chaired the American Society for Testing and Materials, or ASTM, standard development for combination medical products. She received her Ph.D. in Biology from the University of South Carolina with post-doctoral work conducted at the University of Washington, School of Medicine, and has a B.S. in Biology from the University of North Dakota.

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

We make available on our website, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission, or “SEC.” Our SEC reports can be accessed in the Investor Relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. The SEC also maintains electronic versions of our reports on its website at www.sec.gov.

Item 1A. Risk Factors

You should carefully consider the risks described below and all of the other information set forth elsewhere in this Form 10-K, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in evaluating our business and our prospects. If any of the events or developments described below occurs, our business, financial condition, or results of operations could be negatively affected. In that case, the market price of our CDIs or common stock could decline.

Risks Related to Our Business

We have a history of net losses and we may never achieve or maintain profitability.

We are a development stage medical device company. We have incurred net losses since our inception, including net losses of approximately $23.5 million, $20.9 million, and $23.8 million for the fiscal years ended December 31, 2010, 2011, and 2012 respectively. As of December 31, 2012, our accumulated deficit was approximately $173.6 million. Currently, we have no products approved for sale in any jurisdiction. We expect to continue to incur significant operating losses for the foreseeable future as we incur costs associated with:

•	conducting our pilot and CE clinical trials to obtain human data on our ReZolve and ReZolve2 scaffold;

•	seeking regulatory approvals in the EU, Australia, and the U.S. for our ReZolve2 scaffold;

•	additional product research and development efforts;

•	growing, maintaining, and protecting our intellectual property;

•	expanding our manufacturing, sales, and marketing capabilities;

•	broadening our infrastructure and systems in order to meet the needs of our operations; and

•	complying with the requirements related to being a public company in the U.S. and listed on the Australian Securities Exchange, or ASX.

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

Our ability to generate revenue depends upon the successful clinical development, regulatory approval, and commercialization of our ReZolve2 scaffold.

Our ReZolve2 scaffold and any other products that we develop in the future will require extensive clinical testing, regulatory approval, and significant marketing efforts before they can be sold and generate any revenue. Our efforts to generate revenue may not succeed for a number of reasons including:

•	we may experience delays with our bioresorbable stent program, including the enrollment and successful completion of our pilot clinical trial and our planned CE and other clinical trials;

•	our ReZolve and/or ReZolve2 scaffold may not demonstrate safety and efficacy in our clinical trials;

•	we may not be able to obtain regulatory approvals for ReZolve2 in the markets in which we expect to operate, or the approved indications for ReZolve2 may be narrower than we currently anticipate;

•	our ReZolve2 scaffold may not be accepted in the marketplace by physicians and patients;

•	physicians may not receive adequate coverage and reimbursement for procedures using ReZolve2;

•	new product introductions by our competitors or any rapid technological change may make our technology and product candidates, including the ReZolve2 scaffold, obsolete;

•	we may not be able to manufacture ReZolve2 in commercial quantities or at an acceptable cost;

•

we are wholly dependent on suppliers of critical components for the ReZolve2 scaffold, including the process of lasing the stent components and the balloon catheter system it deploys from, and we may be significantly impacted by any regulatory delays or barriers that our suppliers may encounter; and

•	we may be sued for infringement of intellectual property rights and could be prevented from manufacturing or selling ReZolve2 or our future product candidates.

We cannot market the ReZolve2 scaffold in the EU until we receive a CE Mark or in the U.S. until we receive a PMA. We cannot guarantee that we will receive regulatory approval on a timely basis, or at all. Our operating plan is based in part on our expectations regarding the timing for receipt of the required regulatory approvals and if we experience significant delays in the regulatory approval process, we may be unable to reduce our expenditures in a timely manner to compensate for such delays and we may not have adequate financial or other resources to complete the regulatory approval process. Accordingly, a significant delay in the regulatory approval process for our ReZolve2 scaffold would have a material adverse effect on our business and financial condition. In addition, we may be required to raise additional financing, including equity or debt financing, to fund our operations, which could be dilutive to existing stockholders or require us to relinquish important rights to our technology or products.

We will depend heavily on the success of our lead product, our ReZolve2 scaffold. Any factors that negatively impact sales of this product will adversely affect our business, financial condition, and results of operations.

If we can obtain the required regulatory approvals, we expect to derive substantially all of our revenues from sales of our first product candidate, the ReZolve2 scaffold. Accordingly, our ability to generate revenues in the future is reliant on our ability to market and sell this device. The degree of market acceptance for ReZolve2 will depend on a number of factors, including:

•	the perceived advantages and disadvantages of ReZolve2 compared to existing stents and other treatments and technologies;

•	the safety and efficacy of ReZolve2 and prevalence and severity of any adverse events or side effects especially as it relates to survival, quality of life, and bleeding;

•	the ease of use of ReZolve2 compared to existing products and competitive treatments and technologies;

•	our ability to provide additional clinical data regarding the potential long-term benefits provided by ReZolve2;

•	the strength of our sales and marketing initiatives; and,

•	the selling price and the third-party coverage and reimbursement for procedures using ReZolve2.

If the ReZolve2 scaffold does not achieve an adequate level of acceptance by physicians, patients, and health care payors, we may not generate or maintain positive gross margins and we may not become profitable or be able to sustain profitability. Even if the ReZolve2 scaffold does achieve market acceptance, we may not be able to sustain it or otherwise achieve it to a degree that would support the ongoing viability of our operations.

Physicians may not widely adopt our ReZolve2 scaffold unless they determine that the use of ReZolve2 provides a safe and effective alternative to other existing treatments for coronary artery disease.

We believe that physicians will not widely adopt our ReZolve2 scaffold unless they determine, based on experience, long-term clinical data, and published peer reviewed journal articles, that the use of ReZolve2 provides a safe and effective alternative to other existing treatments for coronary artery disease. We cannot provide any assurance that the data collected from our current and planned clinical trials will be sufficient to demonstrate that the ReZolve2 scaffold is an attractive alternative to other stent procedures. If we fail to demonstrate safety and efficacy that is at least comparable to other stents that have received regulatory approval and that are available for sale, our ability to successfully market ReZolve2 will be significantly limited. Even if the data collected from clinical studies or clinical experience indicate positive results, each physician’s actual experience with the ReZolve2 scaffold will vary. We also believe that published peer-reviewed journal articles and recommendations and support by influential physicians regarding the ReZolve2 scaffold will be important for market acceptance and adoption, and we cannot assure you that we will receive these recommendations and support, or that supportive articles will be published.

We may need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce, or eliminate our product development programs or commercialization efforts.

Our capital requirements will depend on many factors, including achievement of regulatory approval of our products, the growth of revenue, the amount of intellectual property and technology expenditures, the number and size of our clinical trials, and the extent of new product development. To the extent that our existing capital is not sufficient to meet these requirements and cover any losses, we will need to raise additional funds through financings or borrowings and our commercialization efforts would be delayed or reduced or may cease entirely. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. Equity financings could result in dilution to our existing security holders, and the securities issued in future financings may have rights, preferences, and privileges that are senior to those of our existing security holders. If our need for capital arises because of significant losses, the occurrence of these losses may make it more difficult for us to raise the necessary capital.

We compete against companies that have longer operating histories, more established or approved products, and greater resources, which may prevent us from achieving market penetration or improving operating results.

Competition in the medical device industry is intense. Our products will compete against products offered by substantial, global, public companies, such as Abbott Vascular, BSC, and Medtronic, as well as private companies, such as Biotronik SE & Co. KG. The three global medical device competitors have significantly greater technical, regulatory, financial, manufacturing, and human resources than we do and have established reputations and approved metal stent products and/or significantly greater name recognition, as well as distribution channels and sales and marketing capabilities that are significantly larger and more established than ours. For example, Abbott, BSC and Medtronic constituted an estimated 92 percent of the $4.8 billion in global stent sales in 2012.

Additional competitors, including those with bioresorbable stent technology, may enter the market and we may compete with companies offering new technologies in the future. We also face competition from other medical therapies that may focus on our target market as well as competition from makers of pharmaceutical and other devices that have not yet been developed. Competition from these companies could adversely affect our business.

Our ability to compete effectively depends upon our ability to distinguish our company and our products from our competitors and their products. We believe the factors affecting our competitive position include:

•	name and brand recognition;

•	relationships with physicians and patients;

•	the availability of other products and procedures, including bundled product offerings;

•	product performance and design;

•	product safety and the availability of supporting clinical data;

•	sales, marketing and distribution capabilities;

•	success and timing of new product development and introductions; and,

•	intellectual property protection.

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

Failed attempts by our competitors to establish a market for bioresorbable scaffolds could discredit or produce a bias against bioresorbable stent technology and adversely impact our ability to successfully commercialize our ReZolve2 scaffold.

Sales of the first bioresorbable coronary scaffolds began in 2012 by Abbott Vascular in limited markets outside the U.S. We believe that Abbott, and perhaps other competitors, will obtain regulatory approval to market its bioresorbable scaffolds in many countries prior to the time we begin sales of our product. If these competitors, including Abbott, who may have significantly greater resources than us and established reputations, launch bioresorbable stent products before we are able to launch our ReZolve2 scaffold and are unable, for any reason, to capture a significant portion of the stent market with their bioresorbable stents, this failure could discredit or produce a bias against bioresorbable stent technology in general. If physicians and other key influencers perceive a competitor’s failure to capture a significant portion of the stent market with bioresorbable stents as an indication of inadequacies with bioresorbable stent technology, our ability to later launch and successfully commercialize our bioresorbable scaffolds could be adversely impacted.

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

We have limited capabilities and manufacturing personnel, and if we are unable to provide an adequate supply of our ReZolve2 scaffold to support our clinical trials, our regulatory approval timeline may be delayed.

We currently manufacture our ReZolve2 scaffold at our facilities in San Diego, California. If we encounter a disruption to our existing manufacturing facility or the surrounding area, for example, due to a natural disaster, we would have no other means to manufacture ReZolve2 until we were able to restore the manufacturing capability at our facility or develop alternative manufacturing facilities. If we are unable to produce sufficient quantities of ReZolve2 for use in our current and planned clinical trials, or if our manufacturing process yields substandard product, our regulatory approval process may be delayed.

Assuming we receive regulatory approval for our ReZolve2 scaffold, we currently have limited resources and facilities and no prior history of commercially manufacturing products. In addition, we will need to obtain the necessary regulatory approvals to manufacture ReZolve2 for commercialization. In order to produce commercial quantities of ReZolve2, we will need to substantially enhance our production processes and the efficiency of our manufacturing operations. There are significant technical and regulatory challenges to increasing manufacturing capacity and efficiency, and developing commercial-scale manufacturing facilities will require the investment of additional funds and hiring and retaining additional management and technical personnel who have the necessary manufacturing experience. We may not successfully complete any required increase in a timely or economically viable manner, or at all. In addition, we may not be able to receive the necessary regulatory approvals for our manufacturing facilities on a timely basis, or at all. If we are unable to manufacture a sufficient or consistent supply of the ReZolve2 scaffold or any other product we are developing, or if we cannot do so efficiently, our revenues, business, and financial prospects would be adversely affected.

We rely on specialized suppliers for certain components and processes to manufacture our ReZolve2 scaffold.

We rely on suppliers for several critical components of the ReZolve2 scaffold, including the process of lasing the stent components. We purchase the balloon catheter system and outsource sterilization of the finished product. Our reliance on third-party suppliers subjects us to risks that could harm our business, including:

•	we are not a major customer of many of our suppliers, and therefore, these suppliers may give other customers’ needs higher priority than ours;

•	our suppliers have no contractual obligation to supply, and we are not obligated to purchase from them, any components used in our ReZolve2 scaffold, which may result in supply interruptions;

•	our suppliers source raw materials through supply chains that periodically are unable to provide needed materials in a timely manner, which may cause delays in providing critical components to us;

•

the availability of second-source suppliers may be extremely limited or their implementation as a supplier may be lengthy due to the tight tolerances and specifications that we require for the ReZolve2 scaffold; and,

•	switching suppliers or changes to our service providers may require product redesign and submission to the regulatory authorities to whom we are seeking approval for ReZolve2.

Additionally, we may experience problems or delays in our own manufacturing and assembly process. Our current product development plan is predicated on maintaining strong relationships and supply with several external parties to manufacture components of our ReZolve2 scaffold. If we are unsuccessful in this regard or are unable to secure or maintain agreements with these manufacturers on favorable terms or at all, our ability to obtain regulatory approval for our products will be harmed.

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

BSC has an option to distribute our ReZolve2 scaffold, which may limit our ability to negotiate more favorable terms with other potential distributors.

In December 2007, we entered into a Distribution Option Agreement with BSC under which we granted BSC an option to negotiate the right to be the worldwide, exclusive distributor of our ReZolve2 scaffold. If BSC exercises its option, we are required to negotiate in good faith with BSC to enter into a mutually acceptable definitive distribution agreement. If we are unable to agree on the terms of a definitive distribution agreement with BSC, the restrictions in the Distribution Option Agreement may limit our ability to negotiate more favorable terms with other potential distribution partners.

If we do not enter into a distribution arrangement with BSC, we will need to find another distribution partner for the sale of our product or develop our own sales network. Any delay or problems associated with a distribution partner or our own sales network could have a serious impact on our sales and our financial performance.

We do not have any experience in marketing, selling, or distributing our products. Our current strategy is to sell directly and/or select a distribution partner to assist in the marketing and sale of our product in jurisdictions where it is approved for commercial sale. There is no guarantee that BSC will exercise its option to distribute our products under the Distribution Option Agreement, or that we will be able to reach a definitive distribution agreement with BSC. If we do not enter into a distribution arrangement with BSC, we will need to find another distribution partner for the sale of our product or develop our own sales and marketing network. There can be no assurance that we will be able to identify and enter into a distribution arrangement with a third party distributor on acceptable terms, or at all. In the event that we decide to develop our own sales, distribution, and marketing capabilities, we will have to invest significant amounts of financial and management resources. In developing these sales, marketing, and distribution functions ourselves, we will face a number of risks, including:

•	the inability to attract and build a significant, successful, or qualified marketing or sales force;

•	the cost of establishing, training, and providing regulatory oversight for a marketing or sales force may be substantial; and,

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

Our operations are primarily located in the U.S. In addition to seeking a PMA in the U.S., we currently intend to seek regulatory approvals for our ReZolve2 scaffold in the EU and Australia. If we expand into these and additional foreign markets, we will be subject to new business risks, including:

•	failure to fulfill foreign regulatory requirements on a timely basis, or at all, to market the ReZolve2 scaffold or other future products;

•	availability of, and changes in, reimbursement within prevailing foreign health care payment systems;

•	adapting to the differing laws and regulations, business and clinical practices, and patient preferences in foreign countries;

•	difficulties in managing foreign relationships and operations, including any relationships that we establish with foreign partners, distributors, or sales or marketing agents;

•	limited protection for intellectual property rights in some countries;

•	difficulty in collecting accounts receivable and longer collection periods;

•	costs of enforcing contractual obligations in foreign jurisdictions;

•	recessions in relevant foreign countries;

•	political instability and unexpected changes in diplomatic and trade relationships;

•	currency exchange rate fluctuations; and,

•	potentially adverse tax consequences.

If we are successful in introducing ReZolve2 or future products into foreign markets, we will be affected by these additional business risks, which may adversely impact our business, financial condition, and results of operations. In addition, expansion into foreign markets imposes additional burdens on our executive and administrative personnel, research and sales departments, and general managerial resources. Our efforts to introduce our current or future products into foreign markets may not be successful, in which case we may have expended significant resources without realizing the expected benefit. Ultimately, the investment required for expansion into foreign markets could exceed the results of operations generated from this expansion.

Risk Factors Related to Regulation

In order to commence additional human clinical trials we will need to obtain regulatory and other approvals. Any delay in achieving such approvals, or any denial of approval, could have a significant adverse effect on our timeline and ability to commercialize our technology.

Through December 31, 2012, we had received approvals of our applications to conduct the 2007 and 2012 human clinical trials, including approval of an amendment authorizing a limited number of clinical sites to implant patients with ReZolve2, our lower profile and sheathless version of the ReZolve scaffold. To continue the necessary clinical trials of our ReZolve2 scaffold, we will need to submit additional applications and receive additional regulatory approvals. There is no guarantee that we will be able to obtain regulatory approval for future clinical trials, and there is no guarantee that additional work and preclinical testing will not be required before regulatory approval is granted. Before we can commence any future clinical trials, we require approvals from:

•	relevant Ethics Committees (Investigational Review Boards) in each of our chosen clinical trial centers; and

•	relevant regulatory bodies in the applicable countries, such as Brazil, Germany, Australia, and New Zealand.

In the U.S., prior to conducting human clinical trials, we will need to obtain approval of an IDE application from the FDA. Before we can sell our products in the U.S., PMA approval is required from the FDA, which is a lengthy and uncertain process. The procedure for submitting an application for PMA is lengthy, expensive, and typically requires extensive preclinical and clinical trial data as well as considerable technical data. Submitted data will need to be obtained in accordance with FDA QSR. We are planning to use the clinical trial data obtained from our CE Marking trials to facilitate a more expedient U.S. approval process. There is a risk that the FDA may not allow the data to be used in the PMA application, which would result in a delay and increase in costs of U.S. approvals.

We cannot predict the outcome of our human clinical trials. If the ReZolve and/or ReZolve 2 scaffold do not meet the intended clinical results or causes adverse or unexpected events, we may need to further modify our stent design or other technology. There is no guarantee that we will be able to address any issues arising from the clinical trials, which could be catastrophic for our future prospects.

The outcome of human clinical trials cannot be predicted, even when preclinical results are favorable. If our ReZolve and/or ReZolve2 scaffold causes significant incidences of adverse issues such as restenosis, stroke, thrombosis, and/or death, it is likely the human clinical trials will need to be halted. In such case, we may need to modify our technology to address these issues while also meeting the market requirements for stent products. Our clinical trials may also be suspended or terminated at any time by EU regulatory authorities, the U.S. Data Safety and Monitoring Board, or by us, including during the closing stages of enrollment of any trial and the subsequent patient follow-up period lasting up to 12 months. There is no guarantee that we will be able to successfully address and overcome any adverse events arising in the human clinical trials. If we are unable to address these issues, we will not be able to commercialize our technology, and it will likely have a nominal value.

We performed a small human clinical trial in 2007 with 27 patients in Brazil and Germany on an early version of our stent. We achieved deployment success, demonstrating the stent’s ability to dilate and hold the lesion, as anticipated and consistent with the results of our preclinical data. However, at approximately four months, we saw adverse device performance resulting in a higher than anticipated number of patients requiring retreatment with a metal stent. These issues were primarily associated with the brittle nature of the polymer that resulted in fractured supporting elements of the stent. We addressed these issues by modifying the design and the composition of the polymer used in our ReZolve and ReZolve2 scaffolds. These modification activities have been our primary focus for the past five years, during which time we used cash for operating activities of nearly $69.3 million, to the exclusion of other development activities and opportunities.

The completion of our clinical trials could also be substantially delayed or prevented by several factors, including:

•	delays in receiving the necessary regulatory approvals to commence clinical trials needed to obtain the data required to apply for CE Marking;

•

slower than expected rates of patient recruitment and enrollment, including as a result of our competitors’ undertaking similar clinical trials or having functionally comparable products that are approved for sale;

•	failure of patients to complete the clinical trial;

•	patients preferring to use approved devices or other experimental treatments or devices, rather than our ReZolve2 scaffold;

•	unforeseen safety issues;

•	inability or unwillingness of patients or medical investigators to follow our clinical trial protocols;

•	inability to monitor patients adequately during or after treatment;

•	risks associated with trial design, which may result in a failure of the trial to show statistically significant results even if the product is effective;

•	governmental and regulatory delays or changes in regulatory requirements, policies, or guidelines;

•	varying interpretation of data by regulatory agencies; and,

•	perceived lack of product efficacy during clinical trials.

The process of obtaining marketing approval or clearance from regulatory authorities for our ReZolve2 scaffold, or any future products or enhancements or modifications to any products, could:

•	take a significant period of time;

•	require the expenditure of substantial resources;

•	involve rigorous preclinical and clinical testing;

•	require changes to our products; and,

•	result in limitations on the indicated uses of the products.

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

We do not have long-term data regarding the safety and efficacy of our ReZolve2 scaffold. Any long-term data that is generated may not be consistent with our limited short-term data, which could affect the regulatory approval of our products or the rate at which our products are adopted.

An important factor in our clinical trials, upon which the safety and efficacy of our ReZolve2 scaffold may be measured, is the rate of restenosis, or the renarrowing of the treated artery over time, and the rate of reintervention, or retreatment, following procedures that use ReZolve2. We believe that physicians and regulators will compare the rates of long-term restenosis and reintervention for ReZolve2 against other bioresorbable drug-eluting or bare-metal stent procedures and other alternative procedures.

If we fail to demonstrate restenosis and reintervention rates, as well as other clinical trial endpoints and product performance comparable to other stents that have been approved by the FDA and other regulatory authorities, our ability to successfully market our ReZolve2 scaffold may be significantly limited. If the long-term rates of restenosis and reintervention do not meet regulators’ or physicians’ expectations, ReZolve2 may not receive regulatory approval or, if approved, may not become widely adopted and physicians may recommend that patients receive alternative treatments. Another performance measurement of ReZolve2 will be the incidence of late-stent thrombosis. We cannot assure you that our long-term data, once obtained, will prove a lower incidence of late-stent thrombosis as compared to drug-eluting metal stents. If the results obtained from our clinical trials indicate that our products are not as safe or effective as other treatment options or as effective as current short-term data would suggest, our products may not be approved, adoption of our products may suffer, and our business would be harmed.

We plan to operate in multiple regulatory environments that require costly and time consuming approvals.

We will need to obtain regulatory approval in each jurisdiction in which we intend to commercialize our ReZolve2 scaffold. The regulatory requirements will vary from country to country. In addition, the laws and regulations regarding the manufacture and sale of our products will be subject to future changes, as are administrative interpretations and policies of regulatory agencies. If we fail to comply with applicable laws or regulations, we could be subject to enforcement actions. Enforcement actions could include product seizures, recalls, withdrawal of clearances or approvals, and civil and criminal penalties, which, in each case, would harm our business.

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

If we fail to obtain and maintain adequate levels of reimbursement for our products by third-party payors, there may be no commercially viable markets for our products or the markets may be much smaller than expected.

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

Our operations will also be impacted by the PPACA, as modified by the Health Care and Education Reconciliation Act of 2010, known as the “Health Care Act.” The Health Care Act imposes a 2.3 percent excise tax on U.S.-derived sales of medical devices by manufacturers. There is no exemption for small companies and we expect our stent products to fall within the scope of this tax; consequently, we expect to incur this tax upon commercialization. The Health Care Act also requires manufacturers to report to the Department of Health and Human Services detailed information about financial arrangements with physicians and teaching hospitals. These reporting provisions preempt state laws that require reporting of the same information, but not those that require reports of different or additional information. Failure to comply subjects the manufacturer to significant civil monetary penalties. We expect compliance with the Health Care Act to impose significant administrative and financial burdens on us.

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

If we are found to have violated laws protecting the confidentiality of patient information, we could be subject to civil or criminal penalties, which could increase our liabilities and harm our reputation or our business.

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

We depend on licenses to certain patents and other technology used in our ReZolve2 scaffold. For example, we rely on certain licensed patents from Rutgers University for the polymer we use. In order to maintain our rights under the Rutgers License Agreement, we must satisfy certain development and commercialization obligations. If we fail to satisfy these obligations and licenses to these patents were provided to one or more of our competitors, our ability to compete may be diminished. Furthermore, if we fail to comply with our material obligations under this license agreement, the license may be terminated and we could lose license rights that are important to our business. In addition, the license agreement expires on the expiration of last to expire patents under this agreement which is approximately 2030, and there is no guarantee we will be able to renew the license agreement on commercially reasonable terms.

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

Our commercial success is dependent in part on obtaining, maintaining, and enforcing intellectual property rights, including patents, covering our ReZolve2 scaffold and future product candidates. If we are unable to obtain, maintain, and enforce intellectual property protection covering our products, others may be able to make, use, or sell products that are substantially the same as ours without incurring the sizeable development and licensing costs that we have incurred, which would adversely affect our ability to compete in the market. Currently, our patent portfolio is comprised, on a worldwide basis, of 292 issued and pending U.S. and foreign patents which we own directly or for which we are the exclusive licensee and that expire as late as 2030. Pending patent applications could further extend our patent portfolio life. However, patents may not be issued based on any pending or future patent applications owned by or licensed to us and, moreover, issued patents owned or licensed to us now or in the future may be found by a court to be invalid or otherwise unenforceable. Also, even if our patents are determined by a court to be valid and enforceable, they may not be sufficiently broad to prevent others from marketing products similar to ours or designing around our patents, despite our patent rights, nor do they provide us with freedom to operate unimpeded by the patent rights of others.

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

Intellectual property rights, including patent rights, play a critical role in the stent and stent delivery systems in the medical device industry. We face significant risks relating to patents, in our own patent position as well as to patents held by third parties. If any third-party intellectual property claim against us is successful, we could be prevented from commercializing our ReZolve2 scaffold or other products.

There are numerous U.S. and foreign issued patents and pending patent applications owned by third parties with patent claims in areas that are the focus of our product development efforts. We are aware of patents owned by third parties, to which we do not have licenses, that relate to, among other things:

•	stent structures and materials;

•	catheters used to deliver stents; and,

•	stent manufacturing and coating processes.

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

We rely on patents to protect a portion of our intellectual property and competitive position. Patent law relating to the technology fields in which we operate is still evolving and, consequently, patent positions in the medical device industry are generally uncertain. In order to protect or enforce our patent rights, we may initiate patent litigation against third parties, such as infringement suits or interference proceedings. Litigation may be necessary to:

•	assert claims of infringement;

•	enforce our patents;

•	protect our trade secrets or know-how; or,

•	determine the enforceability, scope, and validity of the proprietary rights of others.

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

We are a development stage company without a product that has been approved for sale; consequently, we have no revenues and continue to generate operating losses. Our CDIs and common stock had not been publicly traded prior to our initial public offering, which was completed in December 2010. Our securities are listed for sale only on the ASX. Until we achieve commercialization and start generating revenues and cash receipts or list our securities for sale on an additional stock exchange, the market for our CDIs may continue to be illiquid and the market price of our CDIs may continue to be volatile. Among the factors that may cause the market price of our CDIs to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

•	announcements regarding our development progress, including delays or advancements in our timelines;

•	announcements regarding the regulatory status of our ReZolve2 scaffold and future product candidates;

•	any reported adverse effects in our human clinical trials for our ReZolve and/or ReZolve2 scaffold;

•	announcements of technological innovations or new products by us or our competitors;

•	announcements of contracts, acquisitions, or strategic alliances by us or our competitors;

•	changes in the estimates of the future size and growth rate of our markets;

•	changes in market valuations or earnings of our competitors;

•	changes in legislation or regulatory policies, practices, or actions;

•	the commencement or outcome of litigation involving our company, our general industry or both;

•	recruitment or departure of one or more members of our executive management team;

•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

•	actual or expected sales of our CDIs or common stock by existing holders;

•	the trading volume of our CDIs; and,

•	changes in general economic, industry, and market conditions.

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

As of February 15, 2013, officers, directors, affiliates, and stockholders holding more than five percent of our outstanding shares collectively controlled approximately 69 percent of our outstanding common stock based on their respective beneficial ownership of our common stock (assuming conversion of CDIs). As a result, these stockholders, if they act together, would be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Accordingly, this concentration of ownership may harm the market price of our shares by delaying or preventing a change in control, even if a change is in the best interests of our other stockholders. In addition, the interests of this concentration of ownership may not always coincide with the interests of other stockholders and, accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

Future sales of our common stock may depress the market price of our CDIs.

Sales of a substantial number of common shares or CDIs in the public market, or the perception that these sales may occur, could cause the market price of our CDIs to decline.The holders of an aggregate of approximately 18.6 million shares of our outstanding common stock have certain rights to cause us to file a registration statement on their behalf and to include their shares in registration statements that we may file on behalf of other stockholders. Additionally, the holders of an aggregate of approximately 2.3 million shares of our outstanding common stock had been subject to escrow agreements prohibiting sales since the date of our initial public offering; the escrow agreements expired in December 2012 and, therefore, those shares are no longer restricted from sale.

Share of common stock reserved for issuance under our 2010 Equity Incentive Plan (the “Plan’) have been registered and, accordingly, any vested and exercised shares of stock issued in accordance with the Plan may be freely sold under the federal securities laws and may be tradable under state securities laws if a holder satisfies such laws or is exempt from them. Additionally, the Plan provides for annual increases in the number of shares available for issuance under the plan, which we intend to register annually.

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

•	require that stockholder actions must occur at a duly called stockholder meeting or by unanimous written consent;

•	establish advance notice requirements for stockholder nominations to our board of directors or for stockholder proposals that can be voted at stockholder meetings;

•	limit who may call stockholder meetings; and,

•	require approval from 80 percent of the outstanding shares of our capital stock in order to amend certain provisions of our certificate of incorporation and bylaws.

In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may, unless certain criteria are met, prohibit large stockholders, in particular those owning 15 percent or more of the voting rights on our common stock, from merging or combining with us for a prescribed period of time.

Item 1B. Unresolved Staff Comments

We do not have any unresolved staff comments relating to our periodic or current reports.

Item 2. Properties

Our primary facility is located at 5751 Copley Drive, San Diego, California, where we lease and occupy approximately 37,000 square feet of research, lab, and office space. We lease an entire building and are the only tenant in the building. The lease on this facility expires in January 2018.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Shares of our common stock began trading in the form of CHESS Depositary Interests (“CDIs”), each CDI representing one-tenth of a share of our common stock, on the Australian Securities Exchange (“ASX”) under the symbol “RVA” on December 23, 2010. Prior to such time, there was no public market for our securities. Between January 1, 2012 and December 31, 2012, the price of our CDIs ranged from a low sales price of A$0.50 to a high sales price of A$0.74, or a low sales price per share of common stock of $5.37 and a high sales price of $7.31 after giving effect to the ten-for-one CDI-to-common stock exchange ratio and after converting to U.S. dollars using the closing exchange rate applicable on the relevant date as reported by the Reserve Bank of Australia.

The high and low sales prices for our CDIs during each quarter, and on an equivalent basis as converted to common stock and U.S. dollars, were as follows:

	CDI Price Range		Stock Price Range
	Low	High	Low	High
Year Ended December 31, 2011:
First quarter	$1.12	$1.38	$11.45	$14.15
Second quarter	0.88	1.37	9.26	14.31
Third quarter	0.57	1.00	5.87	10.73
Fourth quarter	0.50	0.65	5.63	6.49
Year Ended December 31, 2012:
First quarter	$0.51	$0.74	$5.47	$7.31
Second quarter	0.58	0.73	5.95	7.27
Third quarter	0.50	0.70	5.45	7.12
Fourth quarter	0.51	0.69	5.37	7.05

As of February 15, 2013 we had 33,172,203 shares of common stock issued and outstanding with approximately 970 holders of record. The holders included CHESS Depositary Nominee Pty Limited, which held 14,139,156 shares of our common stock in the form of CDIs on behalf of the CDI holders; there were approximately 911 registered owners of our CDIs on February 15, 2013.

Stock Price Performance Graph

The following graph compares our total common stock return, after giving effect to the ten-for-one CDI-to-common stock exchange ratio and after converting to U.S. dollars using the spot rate applicable on the relevant date, with the total return for (i) the NASDAQ Composite Index and (ii) the NASDAQ Biotechnology Index for the period from December 23, 2010 (the date our common stock commenced trading on the Australian Securities Exchange) through December 31, 2012. The figures represented below assume an investment of $100 in our common stock at the closing price of $12.52 per share of common stock on December 23, 2010, and in the NASDAQ Composite Index and the NASDAQ Biotechnology Index on December 23, 2010, and the reinvestment of dividends into shares of common stock. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

RVA 2-Year Stock Perfomance

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

Use of Proceeds from Public Offering of Common Stock

In December 2010, we completed an initial public offering, or “IPO,” of our common stock, in which we sold 77,272,730 CDIs, representing 7,727,273 shares of common stock, at a price to the public of A$1.10 per CDI or A$11.00 per share. The aggregate offering price for CDIs sold in the offering was A$85.0 million (which equated to approximately US$84.3 million). The CDIs issued in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-168852), which was declared effective by the SEC on November 15, 2010. We also lodged a Prospectus with the Australian Securities and Investments Commission prior to the allotment and issuance of CDIs under the offering. We raised approximately US$76.2 million in net proceeds after deducting placement agent fees and other offering expenses. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service.

Of the net proceeds received in the IPO, we had expected, and continue to expect, to use approximately:

•	$40.0 million for research and development activities, including advancement of our ReZolve scaffolds;

•	$10.0 million for clinical trials;

•	$4.0 million for commercial infrastructure, including manufacturing capacity expansion; and,

•	the balance for working capital and other general corporate purposes.

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

Item 6. Selected Financial Data

We have derived our statements of operations data for the years ended December 31, 2008 and 2009 and our balance sheet data as of December 31, 2008, 2009, and 2010 from our audited financial statements which are not included in this Form 10-K. We have derived our statements of operations data for the years ended December 31, 2010, 2011, and 2012 and our balance sheet data as of December 31, 2011 and 2012 from our audited financial statements appearing elsewhere in this Form 10-K. Our audited financial information is prepared and presented in accordance with generally accepted accounting principles in the U.S., or “U.S. GAAP.”

Our selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2008	2009	2010	2011	2012
	(in thousands, except per share data)
Statements of Operations Data:

Operating Expense:
Research and development	$11,378	$10,272	$6,826	$13,401	$15,822
General and administrative	2,205	2,241	3,292	7,695	8,043

Loss from operations	(13,583)	(12,513)	(10,118)	(21,096)	(23,865)

Other Income (Expense):
Interest income	124	26	116	188	92
Interest expense (1)	(1,874)	(1,579)	(1,549)	—	—
Interest from amortization	—	—	2,283	—	—
Gain (loss) on change in fair value of preferred stock rights and warrant liabilities	2,617	215	(990)	—	—
Loss on extinguishment of notes payable	—	—	(13,285)	—	—
Other income	2	7	36	—	(3)

Net Loss	(12,714)	(13,844)	(23,507)	(20,908)	(23,776)

Cumulative dividends and deemed dividends on Series H convertible preferred stock	(1,074)	(2,358)	(7,200)	—	—

Net Loss Attributable to Common Stockholders	$(13,788)	$(16,202)	$(30,707)	$(20,908)	$(23,776)

Net Loss Per Share: (2)
Net loss per share, basic and diluted	$(5.06)	$(5.91)	$(7.72)	$(0.64)	$(0.72)

Shares used to compute net loss per share, basic and diluted	2,727,191	2,739,229	3,975,144	32,777,509	33,072,058

(1)	Includes amounts pertaining to related parties of $1,794, $1,532, and $1,510 for the years ended December 31, 2008, 2009, and 2010, respectively.
(2)	See Note 3 to our consolidated financial statements for an explanation of the method used to compute the net loss per share and the number of shares used in the computation of the per share amounts.

	Year Ended December 31,
	2008	2009	2010	2011	2012
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$8,036	$7,233	$81,747	$59,161	$38,876
Short- and long-term investments	—	—	—	5,226	5,223
Working capital	13,621	6,085	80,984	59,847	42,323
Total assets	16,524	8,442	83,475	67,320	47,397
Notes payable (1)	19,883	20,304	—	—	—
Accrued interest on notes payable (2)	5,813	6,971	—	—	—
Repayment premium on notes payable (3)	11,100	11,100	—	—	—
Preferred stock warrant liability	995	780	—	—	—
Total liabilities	39,867	40,402	1,528	2,737	2,771
Convertible preferred stock	61,913	69,071	—	—	—
Deficit accumulated during the development stage	(86,887)	(101,033)	(128,903)	(149,811)	(173,587)
Total stockholders’ equity (deficit)	(85,256)	(101,031)	81,947	64,583	44,626

(1)	Includes $19,636 and $20,029 as of December 31, 2008 and 2009, respectively, held by related parties.
(2)	Includes $5,718 and $6,857 due to related parties as of December 31, 2008 and 2009, respectively.
(3)	Includes $10,550 due to related parties as of December 31, 2008 and 2009.

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

Overview

We are a development stage medical device company working toward commercialization of our proprietary technologies to provide minimally invasive medical devices for treatment of conditions in the human body. Since the inception of our company in 1998, our efforts have been concentrated on the development of a stent for use in coronary applications. We currently are in the later stages of developing and clinically testing a bioresorbable drug-eluting coronary stent that we have named the ReZolve scaffold. We call ReZolve a scaffold because it is not a permanent device like a stent. In a clinical use, the scaffold is implanted by an interventional cardiologist during a minimally invasive surgery to a coronary artery location with a delivery catheter system. The scaffold combines our proprietary stent design with a proprietary polymer that is metabolized and cleared from the body over time, leaving the body free of a permanently implanted device. We have developed our follow-on device, the ReZolve2 scaffold, which is lower profile and sheathless version of ReZolve and will become our commercial product when, and if, we complete clinical trials and receive required regulatory approvals. Our testing has demonstrated that ReZolve2 offers improved deliverability and increased scaffold strength over the ReZolve scaffold.

We believe that due to the risks and limitations associated with commercially available metal stents, bioresorbable stents will be the next major advance in coronary stent technology. Because we have designed our stent to provide the same benefits as traditional metal stents, but with the additional benefit of eliminating the need for a permanently implanted device, we believe that if we are able to complete development and clinical testing of the stent, if we are able to successfully implement manufacturing processes and procedures, and if it is approved for sale by the relevant regulatory authorities, our stent will enable us to compete effectively in the worldwide stent market. Worldwide revenues from coronary stent sales approximated $4.8 billion in 2012.

We have invested significant time and funds in the development of our bioresorbable scaffolds and have performed significant scientific research, engineering development, and testing of the stent in laboratory and preclinical studies. We have tested and selected the polymer formulation, tested and selected the anti-restenotic drug and coating process, created and iterated the device design, and identified and implemented methods and processes to produce and test the stent. We designed and performed extensive preclinical tests that ranged from bench and engineering studies to in vitro and in vivo laboratory studies. As part of the development, in 2007 we enrolled patients in a small clinical study that proved the viability of our technology while confirming the areas needing further development and we have been advancing the product design and features since. We believe the results of these tests and studies show the technology to be safe and effective and that it is suitable for human clinical studies.

We began clinically testing the ReZolve scaffold with the initiation of a pilot study that enrolled 26 patients between December 2011 and July 2012. The study is designed to evaluate the safety and performance of ReZolve, with primary evaluation of patients at one, six, and 12 months following implant and annual follow-up for five years. Our ReZolve2 scaffold will be evaluated clinically in up to 125 patients to provide the data needed to apply for European CE Marking. When, and if, we receive CE Mark approval we will be able to commercialize in Europe and various other countries outside the United States. Our efforts to generate revenue from our stent products will take several years, even if our clinical results are favorable.

In order to produce quantities of the stent large enough to accommodate clinical trial and commercial needs, when that time arrives, we will need to scale-up our manufacturing processes and expand our capabilities to allow for such things as additional stent dimensions. We began preliminary development of the methods and processes for the manufacturing scale-up and began work on the product’s dimensional and other aspects in 2012.

During course of our product development and testing, we have invented, co-invented, and licensed a portfolio of proprietary technologies. Our design-related technologies have been invented by our employees and consultants and our materials-related technologies have been either invented by our employees or licensed from, or co-invented with, Rutgers, The State University of New Jersey. We consider our patent portfolio to be significant and have invested considerable time and funds to develop and maintain it. Our goal is to perform feasibility tests on additional technologies in our patent portfolio at the same time we are finalizing our ReZolve2 scaffold and, if feasibility is proven, determine a course of development for potential products and, thus, provide a follow-on product pipeline.

During our development efforts, we have also pursued, tested, and abandoned development programs that we determined would not lead to feasible products or for which a product could not be developed in a timeframe that would allow for reasonable commercialization. The largest of these abandoned programs centered on development of a thin metal stent technology for use in small blood vessels. Although abandoned in 2002 after approximately $13 million had been invested and used, this technology became the basis for the “slide & lock” mechanism we are currently using. Additionally, we licensed a potential anti-restenotic drug in 2001 with the intent to develop it for use as a stand-alone drug or as a complement to our stent product. Although the drug’s development was abandoned in 2004 after we had invested approximately $6 million, the knowledge we gained from that program was used in our development of the drug coating for the ReZolve scaffolds. We also formed a wholly owned subsidiary in Germany in 2007 to facilitate our clinical trials and our planned commercialization of products; we have not used this subsidiary yet for any operating activities.

We have performed all of our research and development activities from one location in San Diego, California. As of December 31, 2012, we had 80 employees, a majority of which are degreed professionals and six of whom are PhDs. We leverage our internal expertise with contract research and preclinical laboratories, outside catheter manufacturing, and other outside services as needed. We have three clean rooms and multiple engineering and chemistry labs at our facility, in addition to our corporate and administrative office. We are ISO certified to the medical device standard 13485:2003 and intend to maintain the certification to support our commercialization plans.

We have not yet developed a product to a saleable stage and we have not, therefore, generated any product or other revenues. Our development efforts have been funded with a variety of capital received from angel investors, venture capitalists, strategic partners, hedge funds, and the proceeds from our IPO. Since our inception, we have received approximately $154 million in equity proceeds and $29 million from issuance of notes payable (such notes payable were converted to common stock upon consummation of our IPO in December 2010). As of December 31, 2012, we had approximately $44 million in cash and investments available for operations. We have incurred substantial losses since our inception; as of December 31, 2012, we had accumulated a deficit of approximately $174 million. We expect our losses to continue for the next several years as we continue our development work and, if these efforts are successful and we are able to obtain approval to sell our products, we expect to commence commercial sales thereafter.

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

Research and Development Expenses: Our research and development expenses arise from a combination of internal and external costs. Our internal costs primarily consist of employee salaries and benefits, facility and other overhead expenses, and engineering and other supplies that we use in our labs for prototyping, testing, and producing our stents and other product possibilities. Our external costs primarily consist of contract research, engineering consulting, polymer production costs, polymer lasing costs, catheter system and anti-restenotic drug purchases, preclinical and clinical study expenses, and license fees paid for the technology underlying our polymer materials. All research and development costs are expensed when incurred. Through December 31, 2012, we have incurred approximately $103.5 million in research and development expenses since our inception, which represents approximately 74 percent of our cumulative operating expenses. We increased the level of our research and development activities in 2012 as we commenced human clinical trials. We expect a significant increase in our research and development expense in the future that will arise from clinical study costs for follow-on trials to provide data for a European CE Marking application of ReZolve2 and for development of final manufacturing processes and equipment as we prepare for commercialization.

General and Administrative Expenses: Our general and administrative expenses consist primarily of salaries and benefits for our executive officers and administrative staff, corporate office and other overhead expenses, legal expenses including patent filing and maintenance costs, audit and tax fees, investor relations and other public company costs, and travel expenses. Although our patent portfolio is one of our most valuable assets, we record legal costs related to patent development, filing, and maintenance as expense when the costs are incurred since the underlying technology associated with these assets is purchased or incurred in connection with our research and development efforts and the future realizable value cannot be determined. Through December 31, 2012, we have incurred approximately $35.9 million in general and administrative expenses since our inception, which represents approximately 26 percent of our cumulative operating expenses. We anticipate that we will continue to invest in patents at similar levels as we have in the past. Upon completion of our initial public offering (“IPO”) in December 2010, we began to expand our corporate infrastructure including the addition of personnel and reporting systems, and also began to incur public company reporting and other costs. We anticipate that we will continue to expand our corporate infrastructure to support the needs of being a public company and to prepare for commercial sales of our products, which will increase our general and administrative expenses accordingly.

Other Expense and Income: Historically, a majority of our non-operating expenses consisted of interest expense that arose from our notes payable. The notes were issued to individuals and investment funds that also provided equity capital to us. All the notes, along with the accumulated accrued interest, converted into common stock upon our IPO in December 2010. Although the notes were issued between 2003 and 2006, the terms of the notes allowed us to accrue and record the interest due on them, but defer payment of both the principal balance and the interest. Through December 31, 2010, we recorded approximately $9.6 million of interest and $11.1 million in repayment premiums on our notes payable. Additionally, in October 2010, we modified the conversion features of the notes payable, but did not repay or change any repayment terms of the notes. In accordance with applicable accounting requirements, the conversion feature modifications resulted in our recording $13.3 million of loss on extinguishment of notes payable and $2.3 million in interest income from amortization of note premium during the year ended December 31, 2010.

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

Since our inception, when we have had excess cash on hand we have invested in short- and long-term high-quality marketable securities such as certificates of deposit and U.S. Treasury Bills. Earnings from these investments are recorded as interest income; through December 31, 2012, we have recorded a total of approximately $1.4 million in such interest income.

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

Research and Development Costs: We expense research and development costs as incurred. Our preclinical and clinical study costs are incurred on a contract basis and generally span a period from a few months to longer than a year. We record costs incurred under these contracts as the work occurs and make payments according to contractual terms. Until a contract is completed, we estimate the amount of work performed and accrue for estimated costs that have been incurred but not paid. As actual costs become known, we adjust our accruals. We expect our clinical expense accruals to increase as we continue to initiate and enroll patients in clinical trials. We expect to make estimates as to the work performed throughout the term of these trials, each of which is expected to be five years or longer. As a public company, we are required to make these estimates in shorter time frames and with less actual data than we have in the past, which may result in our estimates being less accurate and subject to possible material changes in our accruals, which could also materially affect our results of operations within any fiscal period. To date, there have been no material changes in our research and development expense estimates, including our estimates for accrued clinical costs.

Stock-Based Compensation: We have granted stock options to employees and consultants for the purchase of common stock. These options generally have a ten-year life during which the option holder can exercise at any time, they generally vest over a four- or five-year service period, and their exercise price equals the fair market value of our common stock on the date they are granted.

For options granted to employees, we determine the amount of compensation expense by estimating the fair value of each option on its date of grant and then we amortize that fair value on a straight-line basis over the period the employee provides service, which generally is the five-year expected life, and record the expense in our statement of operations as either research and development expense or general and administrative expense based on the employee’s work classification. We estimate the fair value by using the Black-Scholes option pricing model, which requires use of subjective assumptions. The assumptions used represent our best estimates, but these estimates involve certain inherent uncertainties. For the model inputs, we use the estimated value of the underlying common stock, a risk-free interest rate that corresponds to the vesting period of the option, an expected life of the option ranging from 6.25 to 6.5 years, and an estimate of volatility based on the market trading prices of comparative peer companies. Additionally, we reduce the amount of recorded compensation expense to allow for potential forfeitures of the options; the forfeiture rate is based on our actual historical forfeitures and has ranged from approximately 2.5 percent to 5.3 percent. For options granted to consultants, we estimate the fair value at the date of grant and at each subsequent accounting date and record compensation expense in our statement of operations based on the fair value during the service period of the consultant, which is generally the five-year vesting period. We estimate the fair value by using the Black-Scholes option pricing model with the same approach to inputs and assumptions as we use to estimate the fair value of options granted to employees, except we use the remaining term as the expected life of the option. As a result of our use of estimates, if factors change and we use different assumptions, the amount of our stock-based compensation expense could be materially different in the future.

During the past five years, we have granted options to purchase common stock to our employees, members of our board of directors, and outside consultants and have awarded restricted stock to our employees. We granted options to purchase 544,000 shares and awarded 33,000 shares of restricted stock in 2012. During 2011, we granted options to purchase 401,000 shares and awarded 5,000 shares of restricted stock. During the years ended December 31, 2008, 2009, and 2010 we granted options to purchase 643,500, 50,000, and 1,467,500 shares, respectively. We expect to continue granting options at levels similar to that in 2012 and increase the level of restricted stock awards. Accordingly, we expect our stock-based compensation to continue to increase modestly in the future.

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

•	the likelihood and timing of achieving a liquidity event, such as an initial public offering, given prevailing market conditions; and,

•	the material risks related to our business.

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

Results of Operations

Comparison of the Years Ended December 31, 2011 and 2012

	Year Ended December 31,		% Change
	2011	2012
	(in thousands)

Research and development expense	$13,401	$15,822	18%
General and administrative expense	$7,695	$8,043	5%
Interest income	$188	$92	(51)%

Research and development expense increased $2.4 million, or 18 percent, for the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase was due to several factors. Personnel costs, including benefits, bonuses, and stock-based compensation, increased $768,000 primarily due to an approximate 30 percent increase in headcount for engineering, operations, and quality assurance employees. Clinical costs increased $605,000 as we enrolled and monitored patients in our pilot clinical study and prepared and submitted applications for our next clinical study. Preclinical study costs increased $479,000 as a result of continuing costs on our long-term studies and the addition of new applied studies undertaken to test and validate the ReZolve device. Facilities costs increased $347,000 due to rent, utility, and related expenses from the addition of lab and operating space. Depreciation increased $259,000 due to the addition of lab equipment and leasehold improvements. Material costs, including scaffold components and catheter delivery systems, increased $117,000 as we produced supplies for clinical enrollment and continued advanced design and delivery system work. Offsetting these increases, engineering consulting services decreased $59,000 between years due to the timing of process and design work. The remainder of the change in research and development expenses between years resulted from individually immaterial changes in lab supplies and quality control expenses.

General and administrative expense increased $348,000, or five percent, for the year ended December 31, 2012 compared to the year ended December 31, 2011. A combination of items contributed to this increase. Personnel costs, including benefits, bonuses, and stock-based compensation expense, increased $604,000 due to headcount additions for accounting and IT personnel, an increase of $222,000 in year end bonuses to officers under our bonus program, and an increase of $195,000 in stock compensation from ongoing option grants and restricted stock awards. Travel costs increased $84,000 primarily due to our clinical activities. Marketing costs decreased $289,000 between years because non-recurring product and corporate branding activities in 2011 were not repeated in 2012. The remainder of the change in general and administrative expenses between periods was due to individually immaterial changes in legal and patent fees, investor relations costs, office supplies, depreciation, and other overhead expenses.

Interest income decreased $96,000 for the year ended December 31, 2012 compared to the year ended December 31, 2011, as a result of lower cash and investment balances combined with lower rates at which we earned interest due to general economic conditions.

Comparison of the Years Ended December 31, 2010 and 2011

	Year Ended December 31,		%
	2010	2011	Change
	(in thousands)

Research and development expense	$6,826	$13,401	96%
General and administrative expense	$3,292	$7,695	>100%
Interest income	$116	$188	62%
Interest expense	$1,549	$—	(100%)
Interest income from amortization of notes payable premium	$2,283	$—	(100%)
Loss on extinguishment of notes payable	$13,285	$—	(100%)
Gain (loss) on change in fair value of preferred stock warrant liability	$(990)	$—	(100%)
Other income (expense)	$36	$—	(100%)
Cumulative dividends on Series H convertible preferred stock	$7,200	$—	(100%)

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

General and administrative expense increased $4.4 million, or more than 100 percent, for the year ended December 31, 2011 compared to the year ended December 31, 2010. Stock-based compensation expense increased $1.6 million primarily due to stock option grants made to senior executives and non-employee directors in October 2010. Salary and benefits increased $808,000 due to increased headcount. We employed a chief executive officer in August 2010 and added five other administrative positions, including a financial controller, in 2011 to support public company reporting and other needs; personnel overhead and benefits, taxes, and other costs range between 15 percent and 20 percent of salary costs. Legal fees increased $393,000 primarily as a result of greater patent maintenance and foreign filing costs and greater general counsel costs related to both U.S. and Australian public company reporting requirements. Travel and entertainment expenses increased $258,000 due to increased travel outside the U.S. for shareholder relations and clinical trial preparation. Audit fees increased $229,000 due to public company requirements. Marketing costs increased $473,000 due to tradeshow, trademarking and branding initiatives in 2011 to support entry into clinical trials. Board costs were $190,000 and investor relations and related costs of being a public company were $401,000 in 2011; we had minimal corresponding costs in the prior year period. The remainder of the change in general and administrative expenses between periods was due to increases in general office, insurance, and other expenses.

Interest income increased $72,000 for the year ended December 31, 2011 compared to the year ended December 31, 2010, primarily as a result of interest earned on proceeds from our IPO that was completed in December 2010.

Interest expense, interest income from amortization of notes payable premium, loss on extinguishment of notes payable and the change in the fair value of preferred stock warrant liability were zero in 2011 due to the conversion to common stock of all outstanding notes payable and the exercise of all warrants upon our IPO in December 2010.

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

Liquidity and Capital Resources

Sources of Liquidity

We are considered a “development stage” enterprise, as we have not yet generated revenues from the sale of products. Although we have been researching and developing new technologies and product applications and we initiated a pilot clinical trial in 2011, we do not anticipate having a product available for sale for at least the next two years. Until revenue is generated from a saleable product, we expect to continue to incur substantial operating losses and experience significant net cash outflows. We have incurred losses since our inception in June 1998 and, through December 31, 2012, we had an accumulated deficit of approximately $173.6 million.

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

Based on our current operating plans, we believe that our cash and investments as of December 31, 2012 of $44.1 million, which represents the remaining proceeds from our IPO, will be sufficient to meet our capital and operating needs beyond the next year and will be sufficient to satisfy our liquidity requirements and provide sufficient working capital to carry out our business objectives during that time.

Cash Flows

Below is a summary of our cash flows from operating activities, investing activities, and financing activities for the periods indicated.

	Year Ended December 31,
	2010	2011	2012
	(in thousands)

Net cash used for operating activities	$(8,719)	$(16,876)	$(18,562)
Net cash used for investing activities	$(300)	$(6,165)	$(2,045)
Net cash provided by financing activities	$83,535	$455	$322
Effect of foreign exchange rates	$(2)	$—	$—

Net increase (decrease) in cash and cash equivalents	$74,514	$(22,586)	$(20,285)

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

Net cash used for operating activities during 2011 primarily reflects the net loss of $20.9 million, offset by non-cash expenses of $3.1 million for stock-based compensation, $452,000 of depreciation and amortization, $464,000 from changes in operating assets and liabilities, and $28,000 of other non-cash expense.

Net cash used for operating activities during 2012 primarily reflects the net loss of $23.8 million, offset by non-cash expenses of $3.5 million for stock-based compensation, $959,000 from changes in operating assets and liabilities, $677,000 of depreciation and amortization, and $81,000 of other non-cash expense.

Net Cash Flow from Investing Activities

Net cash used for investing activities in 2010 consisted of the purchase of property and equipment. Net cash used for investing activities during 2011 primarily consisted of $5.2 million for purchases of investments and $945,000 for purchases of property and equipment. Net cash used for investing activities during 2012 primarily consisted of the purchase of property and equipment.

Net Cash Flow from Financing Activities

Net cash provided by financing activities during 2010 consisted of $84.3 million in cash proceeds from issuance of common stock upon our initial public offering, $263,000 in cash proceeds from exercises of warrants, and we paid $8.5 million in costs related to our initial public offering. Also during 2010, we received net proceeds of $7.5 million from the sale of our Series H convertible preferred stock, net of repurchases. Net cash provided by financing activities during 2011 comprises the refund of $422,000 for taxes withheld from our IPO proceeds in the prior year and $33,000 in proceeds from the issuance of common stock upon exercise of employee stock options. Net cash provided by financing activities during 2012 consists of proceeds from the issuance of common stock upon exercise of employee stock options.

Operating Capital and Capital Expenditure Requirements

To date, we have not commercialized any products. We do not anticipate generating any revenue unless and until we successfully obtain CE Mark or FDA marketing approval for, and begin selling, the ReZolve2 scaffold or one of our other product possibilities. We anticipate that we will continue to incur substantial net losses for the next several years as we continue our development work, conduct and complete preclinical and clinical trials, expand our corporate infrastructure, prepare to commercially manufacture and sell our products, and collect cash from sales of our product(s).

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements during the next year, and beyond. If our available cash and cash equivalents are insufficient to satisfy our liquidity requirements before we are able to maintain our operations from our cash inflows, or if we develop additional products or pursue additional applications for our products, we may seek to sell additional equity or debt securities, or obtain a credit facility. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. For example, we will need to raise additional funds in order to build our sales force and commercialize our products. Any such required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay, or eliminate some or all of our planned clinical trials, research, development, and commercialization activities, which could materially harm our business.

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

Because of the numerous risks and uncertainties associated with the development of medical devices, such as our ReZolve scaffolds, we are unable to estimate the exact amounts of, or timing of, capital outlays and operating expenditures necessary to complete development, continue ongoing preclinical studies, conduct human clinical trials, successfully deliver a commercial product to market, and collect on our trade receivables. Our future funding requirements will depend on many factors, including, but not limited to:

•	the time and effort it will take to successfully complete testing of the ReZolve2 scaffold;

•	the scope, enrollment rate, and costs of our human clinical trials;

•	the time and effort it will take to identify, develop, and scale-up manufacturing processes;

•	the scope of research and development for any of our other product opportunities;

•	the cost of filing and prosecuting patentable technologies and defending and enforcing our patent and other intellectual property rights;

•	the terms and timing of any collaborative, licensing, or other arrangements that we may establish;

•	the requirements, cost, and timing of regulatory approvals;

•	the cost and timing of establishing sales, marketing, and distribution capabilities;

•	the cost of establishing clinical and commercial supplies of our products and any products that we may develop;

•	the effect of competing technological and market developments; and,

•	the cost and ability to license technologies for future development.

Future capital requirements will also depend on the extent to which we acquire or invest in businesses, products, and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

Contractual Obligations, Commitments, and Contingencies

The following table summarizes our outstanding contractual obligations as of December 31, 2012:

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in thousands)

Operating lease obligations	$607	$1,270	$1,401	$60	$3,338
Purchase obligations	162	20	—	—	182

Total contractual obligations	$769	$1,290	$1,401	$60	$3,520

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

None.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

Our cash, cash equivalents and short-term investments of $44.1 million at December 31, 2012 consisted of cash, money market funds and certificates of deposits that will be used for working capital purposes. We have the positive intent and ability to hold our certificates of deposits to maturity. We do not enter into investments for trading or speculative purposes. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates in the U.S. Because of the short-term nature of our cash, cash equivalents, and short-term investments, we do not believe that we have any material exposure to changes in their fair values as a result of changes in interest rates.

Foreign Currency Risk

To date, our purchases from foreign suppliers and consultants have been minimal and have been denominated primarily in the currencies of Australia and the European Union. Although minimal, we have had and will continue to have exposure to foreign currency exchange rate fluctuations. We do not enter into foreign currency hedging transactions. Although our German subsidiary is non-operational, its functional currency is the Euro; accordingly, the effects of exchange rate fluctuations on the net assets of the subsidiary are accounted for as translation gains or losses, a component of Comprehensive Loss; these translations adjustments have been immaterial to our consolidated financial statements through December 31, 2012. A change of ten percent or more in foreign currency exchange rates of the Australian dollar or the Euro would have a material impact on our financial position and results of operations if we continue or increase our purchases denominated in these currencies.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this Annual Report on Form 10-K. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or “COSO.” Based on their assessment, management has concluded that, as of December 31, 2012, our Company’s internal control over financial reporting is effective based on the COSO criteria.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarterly period ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

REVA Medical, Inc.

We have audited REVA Medical, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). REVA Medical, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, REVA Medical, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of REVA Medical, Inc. as of December 31, 2011 and 2012, and the related consolidated statements of operations and comprehensive loss, cash flows and convertible preferred stock and stockholders’ equity (deficit) for each of the three years in the period ended December 31, 2012 and for the period from June 3, 1998 (inception) to December 31, 2012 of REVA Medical, Inc. and our report dated February 27, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

February 27, 2013

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item related to our directors is incorporated by reference to our Definitive Proxy Statement for our 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of December 31, 2012 (the “2013 Proxy Statement”), under the heading “Election of Directors.”

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

Substantial Holders at February 15, 2013

The number of our securities held by substantial holders (i.e., those security holders who, together with their associates, have an interest in at least five percent of our voting securities) of our securities that have a right to vote are as follows:

Security Holder	Number of Common Shares Held	% of Total Common Shares Outstanding	Number of CDIs Held	% of Total CDIs Outstanding	Number of Restricted Shares Held	% of Total Restricted Shares Outstanding
Brookside Capital Partners and affiliates	—	—	29,650,222	21.0%	—	—
Cerberus and affiliates	2,884,426	15.1%	—	—	—	—
Citicorp Nominees Pty Limited	—	—	8,770,169	6.2%	—	—
Domain Partners	3,691,188	19.4%	—	—	—	—
Elliott Associates, L.P.	3,227,031	16.9%	—	—	—	—
Group Outcome Investors/Robert B. Stockman	1,647,406	8.7%	—	—	—	—
HSBC Custody Nominees (Australia) Limited	—	—	15,670,483	11.1%	—	—
Katrina L. Thompson	—	—	—	—	36,500	49.2%
Kenneth Rainin Administrative Trust	1,101,615	5.8%	—	—	—	—
Medtronic, Inc.	—	—	22,558,580	15.9%	—	—
Merrill Lynch (Australia) Limited – GSCO ECA	—	—	30,857,467	21.8%	—	—
Robert K. Schultz	—	—	—	—	36,500	49.2%
Saints Capital Everest, L.P.	3,223,513	16.9%	—	—	—	—
Total securities held by > 5% holders	15,775,179	82.8%	107,506,921	76.0%	73,000	98.4%
Total securities held by all other holders	3,279,975	17.2%	33,884,639	24.0%	1,250	1.6%

Distribution of Security Holders as of February 15, 2013

As of February 15, 2013, we had a total of 33,172,203 shares of common stock issued and outstanding, a portion of which were held as CDIs (ten CDIs are equivalent to one share of common stock). The following table presents the number of shares of common stock and CDIs held, as well as the number of shares underlying outstanding stock options and restricted stock issuances.

	Common Stock		CDIs		Options (unlisted)		Restricted Stock (unlisted)
	Number of Holders	Number of Shares	Number of Holders	Number of CDIs	Number of Holders	Number of Shares	Number of Holders	Number of Shares
1 – 1,000	11	4,114	91	44,750	6	5,500	—	—
1,001 – 5,000	8	17,000	222	711,593	10	30,700	1	1,250
5,001 – 10,000	4	28,963	158	1,378,515	5	40,500	—	—
10,001 – 100,000	17	705,346	384	13,176,405	17	794,000	2	73,000
100,001 and over	18	18,277,624	56	126,080,297	8	2,938,000	—	—

	58	19,033,047	911	141,391,560	46	3,808,700	3	74,250

The number of shareholders holding less than a marketable parcel of CDIs (being a parcel of securities not less than A$500) as of February 15, 2013 was 64.

Top 20 CDI Holders as of February 15, 2013

Following are the top 20 holders of our CDIs as of February 15, 2013 (these amounts do not include holdings in common stock):

	Security Holder	Number of CDIs Held	% of CDIs Outstanding
1.	Merrill Lynch (Australia) Nominees Pty Limited	30,857,467	21.8%
2.	Brookside Capital Partners Fund LP	27,832,040	19.7%
3.	HSBC Custody Nominees (Australia) Limited – GSCO ECA	15,670,483	11.1%
4.	Citicorp Nominees Pty Limited	8,770,169	6.2%
5.	UBS Nominees Pty Ltd	6,668,182	4.7%
6.	HSBC Custody Nominees (Australia) Limited	5,079,924	3.6%
7.	Frederic H. Moll	3,345,610	2.4%
8.	JP Morgan Nominees Australia Limited	2,759,451	2.0%
9.	HSBC Custody Nominees (Australia) Limited <No 2 A/C>	2,401,990	1.7%
10.	JP Morgan Nominees Australia Limited <Cash Income A/C>	2,217,916	1.6%
11.	National Nominees Limited	1,850,400	1.3%
12.	Mr Jon Benjamin Platt	1,500,000	1.1%
13.	Accumulation Chess Entrepot	1,478,831	1.0%
14.	Warman Investments Pty Ltd	1,451,771	1.0%
15.	Asia Union Investments Pty Ltd	1,350,000	0.9%
16.	Viking Management Services Pty Ltd <VHK Superannuation Fund A/C>	1,159,121	0.8%
17.	Moore Family Nominee Pty Ltd <Moore Family A/C>	1,000,000	0.7%
18.	BT Portfolio Services Limited <Wade Family Super Fund A/C>	646,394	0.5%
19.	Daniel R Frank	621,070	0.4%
20.	Mr Stephen Ross + Mrs Melissa Ross	583,000	0.4%

	Total CDIs held by top 20 CDI holders	117,243,819	82.9%
	Total CDIs held by all other CDI holders	24,147,741	17.1%

The table below provides a list of the top 20 holders of our securities as of February 15, 2013, taking into account securities held in the form of both common stock and CDIs and prepared on the assumption that all common stock is held as CDIs. Related but separate legal entities are not aggregated for the purposes of the table below.

	Security Holder	Shares of Common Stock Held	CDIs Held (common stock equivalent)	Total Number of Securities Held	% of Outstanding Capital

1.	Domain Partners V, L.P.	3,606,002	—	3,606,002	10.9%
2.	Elliott Associates, L.P.	3,227,031	—	3,227,031	9.7%
3.	Saints Capital Everest, L.P.	3,223,513	—	3,223,513	9.7%
4.	Merrill Lynch (Australia) Nominees Pty Limited	—	3,085,746	3,085,746	9.3%
5.	Brookside Capital Partners Fund LP	—	2,783,204	2,783,204	8.4%
6.	Medtronic, Inc.	379,651	2,255,828	2,635,479	7.9%
7.	HSBC Custody Nominees (Australia) Limited – GSCO ECA	—	1,567,048	1,567,048	4.7%
8.	Group Outcome Investors I, LLC	1,341,175	—	1,341,175	4.0%
9.	Kenneth Rainin Charitable Lead Annuity Trust No 3 dtd 3/26/90	1,101,615	—	1,101,615	3.3%
10.	Cerberus Series Four Holdings, LLC	1,046,486	—	1,046,486	3.2%
11.	Cerberus International, Ltd	995,553	—	995,553	3.0%
12.	Citicorp Nominees Pty Limited	—	877,016	877,016	2.6%
13.	Gordon E. Nye	823,531	—	823,531	2.5%
14.	UBS Nominees Pty Ltd	—	666,818	666,818	2.0%
15.	Cerberus Partners, L.P.	520,641	—	520,641	1.6%
16.	HSBC Custody Nominees (Australia) Limited	—	507,992	507,992	1.5%
17.	Timothy J. Barberich	460,093	—	460,093	1.4%
18.	C. Raymond Larkin Jr.	351,749	—	351,749	1.1%
19.	Frederic H. Moll	—	334,561	334,561	1.0%
20.	Gabriel Assets LLC	295,579	—	295,579	0.9%

	Total securities held by top 20 holders (stated as common stock)	17,372,619	12,078,213	29,450,832	88.7%
	Total securities held by all other holders (stated as common stock)	1,660,428	2,060,943	3,721,371	11.3%

Unlisted Options

As of February 15, 2013, we had 3,808,700 options to purchase shares of common stock on issue under the 2010 Equity Incentive Plan and the 2001 Stock Option/Stock Issuance Plan. These options are held by 46 individuals.

Unlisted Restricted Stock

As of February 15, 2013, we had 74,250 shares of restricted stock on issue under our 2010 Equity Incentive Plan. Holders of restricted stock may generally vote the shares.

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

Holders of options to purchase stock are not entitled to vote.

Required Statements

REVA Medical makes the following disclosures:

(a)	There is no current on-market buy-back of the Company’s securities.

(b)	REVA Medical, Inc. is incorporated in the state of Delaware in the United States of America.

(c)	REVA Medical, Inc. is not subject to Chapters 6, 6A, 6B or 6C of the Corporations Act dealing with the acquisitions of shares (including substantial shareholdings and takeovers).

(d)	Under the Delaware General Corporation Law, shares are generally freely transferable subject to restrictions imposed by U.S. federal or state securities laws, by our certificate of incorporation or by-laws, or by an agreement signed with the holders of the shares at issue. Our amended and restated certificate of incorporation and by-laws do not impose any specific restrictions on transfer. Delaware General Corporation Law prohibits a publicly held Delaware Corporation from engaging in a “business combination” with an “interested shareholder” for a period of three years following the time the person became an interested shareholder, unless the business combination or acquisition of shares that resulted in a shareholder becoming an interested shareholder is approved in a prescribed manner. A “business combination” can include a merger, asset or share sale, or other transaction resulting in a financial benefit to an interested shareholder. Generally, an interested shareholder is a person who, together with its affiliates and associates, owns (or within three years prior to the determination of interested shareholder status did own) 15 percent or more of a corporation’s voting shares. The existence of this provision would be expected to have an anti-takeover effect with respect to transactions not approved in advance by the Board, including discouraging attempts that might result in a premium over the market price for the shares of common stock held by shareholders.

(e)	The securities of REVA Medical, Inc. are not quoted on any other exchange.

General Information

The name of the Company Secretary is Katrina Thompson.

The address of our registered office in Australia is c/o Inteq Limited, Level 6, 175 Macquarie Street, Sydney NSW 2000, telephone +61 2 9231 3322.

Registers of CDI securities are held at Computershare Investor Services Pty. Limited, Level 3, 60 Carrington Street, Sydney NSW 2000, Australia, Investor Enquiries: 1300 855 080. Registers of common stock securities are held at Computershare Trust Company, N.A., 250 Royall St., Canton, MA 02021, USA, Investor Inquiries: 800-962-4284.

Quotation has been granted for CDIs on the ASX Limited.

Australian Corporate Governance Statement

The Board is committed to promoting and strengthening good corporate governance practices and a culture of good corporate governance and ethical conduct throughout the Company. The Board has evaluated the Company’s corporate governance policies and practices in light of the ASX Corporate Governance Council’s Corporate Governance Principles and Recommendations (“ASX Corporate Governance Principles”) in force for the Company’s financial year ended December 31, 2012 and is pleased to confirm that the Company’s corporate governance framework is generally consistent with the ASX Corporate Governance Principles, other than as set forth below. A summary of the approach adopted and used by the Company during the financial year ended December 31, 2012 is set forth below, using the same numbering sequence as contained in the ASX Corporate Governance Principles.

Principle 1 – Lay solid foundations for management and oversight

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

In setting the compensation for our executive officers, our Board places significant emphasis on the recommendation of our Chief Executive Officer (other than with respect to determining his own compensation), considering our overall performance during the prior fiscal year, the executive’s individual contributions during the prior fiscal year, the individual’s annual performance reviews based on achievement of annual goals, and relevant market data, including benchmarking to equivalent positions in peer group companies. With respect to new hires, our Board considers an executive’s background and historical compensation in lieu of prior year performance. For 2012, our Board evaluated the performance of senior executives in accordance with the process set for such evaluation. We retain an independent compensation consultant to assist us with our benchmarking process. Further information regarding executive compensation for the year ended December 31, 2012, as required by Item 11 of this Annual Report on Form 10-K, is incorporated by reference to the applicable information in our Definitive Proxy Statement for our 2013 Annual Meeting of Stockholders, to be filed pursuant to Registration 14A with the Securities and Exchange Commission (the “SEC”) and the ASX within 120 days of December 31, 2012 (the “2013 Proxy Statement”). Such information is incorporated herein by reference.

Recommendation 1.3 – Provide the information required to be disclosed under Principle 1

Reporting Requirement

The Company fully complied with Recommendations 1.1 through 1.3 during the year ended December 31, 2012.

Principle 2 – Structure the board to add value

Recommendation 2.1 – A majority of the board should be independent directors

The Company’s Board comprises six directors The directors include four independent non-executive directors, one executive director (being the Chief Executive Officer & Chairman) and one non-independent, non-executive director.

The Board held seven meetings during the year ended December 31, 2012; four members attended all seven meetings and two members attended six meetings. Further information regarding our Directors, as required by Item 10 of this Annual Report on Form 10-K, will be contained in our 2013 Proxy Statement. Such information is incorporated herein by reference.

The current composition of the Board and length of tenure of each member is as follows:

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

Recommendation 2.2 – The chair should be an independent director

Recommendation 2.3 – The roles of chair and chief executive officer should not be exercised by the same individual

While the Company has complied with Recommendation 2.1, it is not compliant with Recommendations 2.2 and 2.3. While the majority of the Board is comprised of independent directors for ASX purposes, the Chairman is not an independent director and he also serves as the Company’s Chief Executive Officer, contrary to ASX recommendation. The Board believes that Mr. Stockman is not able to exert undue influence on the decision-making process or the governance functions of the Board, despite Mr. Stockman’s not being independent. In addition, while the Chairman and Chief Executive Officer roles have not been separated, the Company has also appointed Dr. Schultz as President and Chief Operating Officer with responsibility for the Company’s day-to-day operations and Ms. Thompson as Chief Financial Officer with responsibility for the Company’s day-to-day financial and corporate administrative functions. Dr. Schultz and Ms. Thompson attend board meetings by invitation but not as Directors. The Board believes that this creates a collaborative management style approach between the Chairman and management with appropriate checks and balances.

Recommendation 2.4 – The board should establish a nomination committee

The Board has established a Nominating and Corporate Governance Committee to oversee the selection and appointment practices of the Company. The members of the Committee are Anne Keating (Chair), Gordon Nye, and James Schiro. All members of this Committee are non-executives and are considered independent directors for both ASX and SEC purposes. The Committee held one meeting during the year ended December 31, 2012, which all Committee members attended. A copy of the Nominating and Corporate Governance Committee Charter is available on the Company’s website at www.revamedical.com.

Recommendation 2.5 – Disclose the process for evaluating the performance of the board, its committees, and individual directors

The Company believes that the backgrounds and qualifications of its directors, considered as a group, should provide a significant mix of experience, knowledge, and abilities that allow the Board to fulfill its responsibilities. As set forth in the Company’s Corporate Governance Guidelines, these criteria generally include, among other things, an individual’s business experience and skills (including skills in core areas such as operations, management, technology, accounting and finance, strategic planning, and international markets), as well as independence, judgment, knowledge of REVA’s business and industry, professional reputation, leadership, integrity, and the ability to represent the best interests of the Company’s shareholders.

Recommendation 2.6 – Provide the information required to be disclosed under Principle 2

The Company’s Corporate Governance Guidelines provide for an annual self-assessment of the Board’s performance to be provided to the Nominating and Corporate Governance Committee. The performance assessment includes evaluation of numerous items, including each Board member’s skills and background, alignment to current Company needs, attention devoted to Company issues, meeting attendance, and independence. Such an assessment was performed and evaluated for the year ended December 31, 2012 and the results were positive, aligned with expectations, and confirmed that the Company’s Board members represent the interests of shareholders.

The skills, experience, expertise, diversity, independence, and related information for each of our directors holding office as of the date of the filing of this Annual Report on Form 10-K will be included in our 2013 Proxy Statement and, as such, are not included in this Form 10-K.

Reporting Requirement

Except as disclosed above, the Company fully complied with Recommendations 2.1 to 2.6 during the year ended December 31, 2012.

Principle 3 – Promote ethical and responsible decision-making

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

Recommendation 3.3 – Disclose in each annual report the measurable objectives for achieving gender diversity set by the board in accordance with the diversity policy and progress towards achieving them

The Board continued to evaluate the gender diversity of the Company’s employees, its senior management, and its Board during 2012 and determined that the gender diversity continued at levels consistent with the prior year and in line with expectations. The Board endorsed the Company’s objective for diversity to remain at the same relative proportions, if not higher, of females in each category measured. The base levels expectations for females are a minimum 15 percent of board members, 30 percent of senior management, and 40 percent of employees.

Recommendation 3.4 – Disclose in each annual report the proportion of women employees in the whole organization, women in senior executive positions and women on the board

As of December 31, 2012, a total of 44 percent of the Company’s employees was female, 33 percent of its executive management was female, and 17 percent of its Board members was female.

Recommendation 3.5 – Provide the information required to be disclosed under Principle 3

Reporting Requirement

The Company fully complied with Recommendations 3.1 through 3.5 for the year ended December 31, 2012.

Principle 4 – Safeguard integrity in financial reporting

Recommendation 4.1 – The board should establish an audit committee

The Board has established an Audit Committee to oversee the management of financial and internal risks and reporting.

Recommendation 4.2 – The audit committee should be structured so that it (a) consists only of non-executive directors, (b) consists of a majority of independent directors, (c) is chaired by an independent chair, who is not chair of the board, and (d) has at least three members

Members of the Audit Committee are Robert Thomas (Chair), James Schiro, and Brian Dovey. Robert Thomas and James Schiro are both considered independent directors for ASX purposes; however, Brian Dovey is not considered to be independent for ASX purposes but is considered to be independent under SEC rules. The Committee held four meetings during 2012; all Committee members attended all four meetings.

Recommendation 4.3 – The audit committee should have a formal charter

The Audit Committee has adopted a formal charter, a copy of which is available on the Company’s website at www.revamedical.com.

Recommendation 4.4 – Provide the information required to be disclosed under Principle 4

Reporting Requirement

Except as disclosed above, the Company fully complied with Recommendations 4.1 through 4.4 during the year ended December 31, 2012.

Further information regarding the audit committee, as required by Item 10 of this Annual Report on Form 10-K, will be contained in our 2013 Proxy Statement. Such information is incorporated herein by reference.

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

Recommendation 5.2 – Provide the information required to be disclosed under Principle 5

Reporting Requirement

The Company fully complied with Recommendations 5.1 and 5.2 during the year ended December 31, 2012.

Principle 6 – Respect the rights of shareholders

Recommendation 6.1 – Design a communications policy for promoting effective communication with shareholders and encouraging their participation at general meetings and disclose their policy or a summary of that policy

The Company has adopted a Shareholder Communication Policy for shareholders wishing to communicate with the Board,which is included in the Company’s Corporate Governance Guidelines, a copy which is available on the Company’s website at www.revamedical.com. The Company seeks to utilize numerous modes of communication, including electronic communication, to ensure that its communication with Shareholders is frequent, clear, and accessible. Additionally, the Company announces briefing calls in advance of such calls, provides relevant information on its website, and maintains internal records of matters discussed with shareholders.

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

Recommendation 6.2 – Provide the information required to be disclosed under Principle 6

Reporting Requirement

The Company has fully complied with Recommendations 6.1 and 6.2 during the year ended December 31, 2012.

Principle 7 – Recognize and manage risk

Recommendation 7.1 – Establish policies for the oversight and management of material business risks and disclose a summary of those policies

The Company has adopted a Risk Management Policy that sets forth the process to identify, assess, and manage risk in the Company’s business operations. A copy of the Policy is available on the Company’s website at www.revamedical.com.

Recommendation 7.2 – The board should require management to design and implement the risk management and internal control system to manage the company’s material business risk and report to it on whether those risks are being managed effectively. The board should disclose that management has reported to it as to the effectiveness of the company’s management of its material business risks

The Board’s role in risk oversight includes receiving reports from members of management on a regular basis regarding material risks faced by the Company and applicable mitigation strategies and activities, at least on a quarterly basis. The reports cover the critical areas of operations, research and development, regulatory and quality affairs, intellectual property, clinical developments, and legal and financial affairs, as well as management’s assessment of risks facing the Company. The Board and its committees consider these reports, discuss matters with management, and identify and evaluate any potential strategic or operational risks and appropriate activity to address those risks, thereby ensuring the effectiveness of REVA’s management in identifying material business risks.

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

Recommendation 7.4 – Provide the information required to be disclosed under Principle 7

Reporting Requirement

Except as disclosed above, the Company fully complied with Recommendations 7.1 through 7.4 during the year ended December 31, 2012.

Principle 8 – Remunerate fairly and responsibly

Recommendation 8.1 – The board should establish a remuneration committee

The Board has established a Compensation Committee to review and assess executive and director compensation.

Recommendation 8.2 – The remuneration committee should be structured so that it (a) consists of a majority of independent directors, (b) is chaired by an independent chair, and (c) has at least three members

The members of the Compensation Committee are Gordon Nye (Chair), Brian Dovey, and Robert Thomas. Gordon Nye and Robert Thomas are both considered to be independent for ASX purposes; however, Brian Dovey is not considered to be independent for ASX purposes but is considered to be independent under the SEC rules. The Committee held five meetings during 2012, of which two Committee members attended all five meetings and one Committee member attended four meetings. A copy of the Compensation Committee Charter is available on the Company’s website at www.revamedical.com.

Recommendation 8.3 – Clearly distinguish the structure of non-executive directors’ remuneration from that of executive directors and senior executives

In accordance with its charter, the Compensation Committee is responsible for ensuring that the structure of non-executive and executive directors’ compensation is clearly distinguished. The Company has adopted a non-executive director compensation policy pursuant to which non-executive directors are compensated for their services to the Board. Non-executive director compensation comprises a base salary as well as the ability to receive annual grants of options at the Board’s discretion. The Company has adopted a separate executive compensation program that consists of base salary, equity-based incentives, performance-based cash bonuses, severance benefits, and other customary benefits such as health insurance on the same basis as provided to all other employees. The Company’s Chairman, who is also currently serving as our Chief Executive Officer, is eligible to receive a cash bonus at the discretion of the Board of up to 60 percent of his salary each year. None of the Company’s non-executive directors will be entitled to any retirement benefits.

While the Compensation Committee reviews and reports compensation items to the Board for both non-executive directors and executive management, including each individual’s skills, knowledge, and contributions to the Company, the Committee does not provide a separate report of compensation by gender.

Recommendation 8.4 – Provide the information required to be disclosed under Principle 8

Except as disclosed above, the Company fully complied with Recommendations 8.1 through 8.4 during the year ended December 31, 2012.

Further information regarding the Compensation Committee, as required by Item 10 of this Annual Report on Form 10-K, will be contained in our 2013 Proxy Statement. Such information is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our 2013 Proxy Statement under the headings “Non-Employee Director Compensation” and “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our 2013 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.”

The following table sets forth information regarding outstanding options and shares reserved for future issuance under the equity compensation plans as of December 31, 2012.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance (1)

2001 Stock Option/Issuance Plan	1,165,500	$1.20	—
2010 Equity Incentive Plan	2,384,500	$10.27	2,228,568

	3,550,000	$7.30	2,228,568

(1)	The 2010 Equity Incentive Plan contains a provision for an automatic increase each January 1st of the number of shares available for grant. The automatic increase shall be the lessor of (i) 3% of the number of shares of our common stock issued and outstanding on January 1, or (ii) a number of shares set by our Board.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our 2013 Proxy Statement under the heading “Related Party Transactions.”

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our 2013 Proxy Statement under the heading “Audit and Non-Audit Fees.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements – The following financial statements are included in this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statements of Cash Flows

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

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

REVA Medical, Inc.

Dated: February 27, 2013	By:	/s/ Robert B. Stockman
	Name:	Robert B. Stockman
	Title:	Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert B. Stockman Robert B. Stockman	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 27, 2013

/s/ Katrina Thompson Katrina Thompson	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2013

/s/ Robert K. Schultz, Ph.D. Robert K. Schultz, Ph.D.	President and Chief Operating Officer	February 27, 2013

/s/ Brian H. Dovey Brian H. Dovey	Director	February 27, 2013

/s/ Anne Keating Anne Keating	Director	February 27, 2013

/s/ Gordon E. Nye Gordon E. Nye	Director	February 27, 2013

/s/ James J. Schiro James J. Schiro	Director	February 27, 2013

/s/ Robert Thomas Robert Thomas	Director	February 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

REVA Medical, Inc.

We have audited the accompanying consolidated balance sheets of REVA Medical, Inc. (a development stage company) as of December 31, 2011 and 2012, and the related consolidated statements of operations and comprehensive loss, cash flows and convertible preferred stock and stockholders’ equity (deficit) for each of the three years in the period ended December 31, 2012 and for the period from June 3, 1998 (inception) to December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of REVA Medical, Inc. at December 31, 2011 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, and for the period from June 3, 1998 (inception) to December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), REVA Medical, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

February 27, 2013

REVA Medical, Inc.

(a development stage company)

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2011	2012
Assets

Current Assets:
Cash and cash equivalents	$59,161	$38,876
Short-term investments	1,992	5,223
Prepaid expenses and other current assets	913	417

Total current assets	62,066	44,516

Property and equipment, net	1,960	2,821
Long-term investments	3,234	—
Other assets	60	60

Total Assets	$67,320	$47,397

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$1,284	$656
Accrued expenses and other current liabilities	935	1,537

Total current liabilities	2,219	2,193

Long-term liabilities	518	578

Total Liabilities	2,737	2,771

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Common stock – $0.0001 par value; 100,000,000 shares authorized; 32,810,503 and 33,132,203 shares issued and outstanding at December 31, 2011 and December 31, 2012, respectively	3	3
Class B common stock – $0.0001 par value; 25,000,000 shares authorized; no shares issued or outstanding	—	—
Undesignated preferred stock – $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	214,391	218,210
Deficit accumulated during the development stage	(149,811)	(173,587)

Total Stockholders’ Equity	64,583	44,626

Total Liabilities and Stockholders’ Equity	$67,320	$47,397

The accompanying notes are an integral part of these financial statements.

REVA Medical, Inc.

(a development stage company)

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Year Ended December 31,			Period from June 3, 1998 (inception) to December 31,
	2010	2011	2012	2012
Operating Expense:
Research and development	$6,826	$13,401	$15,822	$103,544
General and administrative	3,292	7,695	8,043	35,930

Loss from operations	(10,118)	(21,096)	(23,865)	(139,474)

Other Income (Expense):
Interest income	116	188	92	1,375
Related party interest expense	(1,510)	—	—	(21,113)
Interest expense	(39)	—	—	(952)
Interest from amortization of notes payable premium	2,283	—	—	2,283
Gain (loss) on change in fair value of preferred stock rights and warrant liabilities	(990)	—	—	1,795
Loss on extinguishment of notes payable	(13,285)	—	—	(13,285)
Other income (expense)	36	—	(3)	(43)

Net Loss	(23,507)	(20,908)	(23,776)	(169,414)
Cumulative dividends and deemed dividends on Series H convertible preferred stock	(7,200)	—	—	(10,695)

Net Loss Attributable to Common Stockholders	$(30,707)	$(20,908)	$(23,776)	$(180,109)

Net Loss Per Common Share:

Net loss per share, basic and diluted	$(7.72)	$(0.64)	$(0.72)

Shares used to compute net loss per share, basic and diluted	3,975,144	32,777,509	33,072,058

Comprehensive Loss:
Net Loss	$(23,507)	$(20,908)	$(23,776)	$(169,414)
Foreign currency translation adjustments	(2)	—	—	—

Other Comprehensive Loss	(23,509)	(20,908)	(23,776)	(169,414)
Cumulative dividends and deemed dividends on Series H convertible preferred stock	(7,200)	—	—	(10,695)

Comprehensive Loss Attributable to Common Stockholders	$(30,709)	$(20,908)	$(23,776)	$(180,109)

The accompanying notes are an integral part of these financial statements.

REVA Medical, Inc.

(a development stage company)

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,			Period from June 3, 1998 (inception) to December 31,
	2010	2011	2012	2012
Cash Flows from Operating Activities:
Net loss	$(23,507)	$(20,908)	$(23,776)	$(169,414)
Non-cash adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	471	452	677	3,970
Loss (gain) on property and equipment disposal and impairment	—	(1)	1	585
Stock-based compensation	1,185	3,089	3,497	8,615
Interest on notes payable	(734)	—	—	8,562
Repayment premium on notes payable	—	—	—	11,100
Loss on change in fair value of preferred stock warrant liability	990	—	—	970
Gain on change in fair value of preferred stock rights liability	—	—	—	(2,765)
Loss on extinguishment of notes payable	13,285	—	—	13,285
Other non-cash expenses (income)	(37)	28	80	150
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(697)	(148)	496	(417)
Other assets	7	(60)	—	(60)
Accounts payable	120	(162)	(119)	656
Accrued expenses and other current liabilities	198	375	522	1,457
Long-term liabilities	—	459	60	519

Net cash used for operating activities	(8,719)	(16,876)	(18,562)	(122,787)

Cash Flows from Investing Activities:
Purchases of property and equipment	(300)	(945)	(2,048)	(7,543)
Sales of property and equipment	—	6	—	167
Purchases of investments	—	(5,226)	(1,989)	(25,101)
Maturities of investments	—	—	1,992	19,878

Net cash used for investing activities	(300)	(6,165)	(2,045)	(12,599)

Cash Flows from Financing Activities:
Proceeds from issuances of convertible preferred stock, net of costs	8,034	—	—	68,917
Proceeds from issuances of common stock	84,278	33	322	85,288
Initial public offering costs, net	(8,490)	422	—	(8,068)
Proceeds from exercises of warrants	263	—	—	263
Repurchases of stock	(550)	—	—	(638)
Proceeds from issuances of notes payable	—	—	—	28,600
Repayments of notes payable	—	—	—	(100)

Net cash provided by financing activities	83,535	455	322	174,262

Effect of foreign exchange rates	(2)	—	—	—

Net increase (decrease) in cash and cash equivalents	74,514	(22,586)	(20,285)	38,876
Cash and cash equivalents at beginning of period	7,233	81,747	59,161	—

Cash and Cash Equivalents at End of Period	$81,747	$59,161	$38,876	$38,876

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

REVA Medical, Inc.

(a development stage company)

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Period from June 3, 1998 (inception) to December 31, 2012

(in thousands, except share and per share amounts)

(page 1 of 3)

	Convertible		Common Stock				Additional Paid-In Capital	Accumulated Other Comprehensive Income(Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Preferred Stock		Voting		Non-Voting
	Shares	Amount	Shares	Amount	Shares	Amount

Common stock issued June 1998 to July 1999 for cash at $0.0001 to $0.67 per share	—	$—	2,452,088	$—	—	$—	$278	$—	$—	$278
Net loss June 3, 1998 (inception) to November 30, 1999	—	—	—	—	—	—	—	—	(492)	(492)
Recapitalization of Company December 1999	—	—	—	—	—	—	(492)	—	492	—
Series A preferred stock issued December 1999 in exchange for common stock on a 1-for-1 basis upon recapitalization of Company	1,618,058	185	(1,618,058)	—	—	—	(185)	—	—	(185)
Series A and Series B preferred stock issued December 1999 for cash at $1.007 and $1.20 per share, respectively	1,029,833	1,197	—	—	—	—	—	—	—	—
Series C preferred stock issued July 2000 for cash at $1.97 per share	558,374	1,100	—	—	—	—	—	—	—	—
Series D preferred stock issued February 2001 for cash at $2.44 per share	819,673	2,000	—	—	—	—	—	—	—	—
Series E preferred stock issued June 2001 to February 2002 for cash at $6.12 per share	2,450,980	15,000	—	—	—	—	—	—	—	—
Series G-1 preferred stock issued October 2004 for cash at $9.86 per share	709,939	7,000	—	—	—	—	—	—	—	—
Issuance costs on Series G-1 preferred stock	—	(500)	—	—	—	—	—	—	—	—
Series G-1 preferred stock issued October 2004 upon conversion of notes payable and accrued interest at $9.86 per share	304,260	3,000	—	—	—	—	—	—	—	—
Series H preferred stock issued 2007 to 2009 for cash at $6.5066 per share	5,379,155	35,000	—	—	—	—	—	—	—	—
Issuance costs on Series H preferred stock	—	(100)	—	—	—	—	—	—	—	—
Series H preferred stock issued 2007 upon conversion of notes payable and accrued interest at $6.5066 per share	793,629	5,164	—	—	—	—	—	—	—	—
Value of rights in 2007 of possible future issuances of Series H preferred stock	—	(3,905)	—	—	—	—	—	—	—	—
Realized value of rights to possible future issuances of Series H preferred stock	—	1,140	—	—	—	—	—	—	—	—
Cumulative dividends on Series H preferred stock at $0.3995 per share per year	—	3,495	—	—	—	—	(3,193)	—	(302)	(3,495)
Value of beneficial conversion feature on convertible notes payable	—	—	—	—	—	—	365	—	—	365
Fair value of warrants to purchase Series E and Series F preferred stock reclassified to long-term liability upon adoption of accounting pronouncement	—	—	—	—	—	—	(435)	—	—	(435)
Change in fair value of embedded conversion features of notes payable	—	—	—	—	—	—	1,082	—	—	1,082
Fair value of warrants issued 2003 in connection with notes payable to purchase 82,805 shares of Series E preferred stock	—	—	—	—	—	—	315	—	—	315
Fair value of warrants issued 2004 in connection with notes payable to purchase 53,354 shares of Series F preferred stock	—	—	—	—	—	—	230	—	—	230
Fair value of warrants issued 2007 to 2009 in connection with Series H preferred stock to purchase 1,234,560 shares of common stock	—	(705)	—	—	—	—	705	—	—	705

The accompanying notes are an integral part of these financial statements.

(continued on page 2 of 3)

REVA Medical, Inc.

(a development stage company)

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Period from June 3, 1998 (inception) to December 31, 2012

(in thousands, except share and per share amounts)

(page 2 of 3)

	Convertible		Common Stock				Additional Paid-In Capital	Accumulated Other Comprehensive Income(Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Preferred Stock		Voting		Non-Voting
	Shares	Amount	Shares	Amount	Shares	Amount
(continued from page 1 of 3)

Common stock issued December 1999 to October 2000 for cash at $0.10 to $0.20 per share	—	—	910,500	—	—	—	106	—	—	106
Common stock issued February 2001 to October 2006 upon exercise of stock options for cash at $0.10 to $1.00 per share	—	—	1,055,715	—	—	—	456	—	—	456
Common stock repurchased August 2000 for cash at $0.0001 per share	—	—	(189,500)	—	—	—	—	—	—	—
Non-voting common stock issued May 2001 for technology license valued at $0.25 per share	—	—	—	—	481,813	—	13	—	—	13
Non-voting common stock repurchased August 2004 for cash at $0.25 per share	—	—	—	—	(353,329)	—	(88)	—	—	(88)
Non-voting common stock vested July 2005	—	—	—	—	—	—	60	—	—	60
Non-cash distribution of assets to stockholders July 2002	—	—	—	—	—	—	(60)	—	—	(60)
Stock-based compensation expense	—	—	—	—	—	—	843	—	—	843
Translation adjustment	—	—	—	—	—	—	—	2	—	2
Net loss December 1, 1999 (recapitalization) to December 31, 2009	—	—	—	—	—	—	—	—	(100,731)	(100,731)

Balance at December 31, 2009	13,663,901	$69,071	2,610,745	$—	128,484	$—	$—	$2	$(101,033)	$(101,031)
Net loss	—	—	—	—	—	—	—	—	(23,507)	(23,507)
Translation adjustment	—	—	—	—	—	—	—	(2)	—	(2)
Series H preferred stock issued June for cash at $6.5066 per share	1,075,831	7,000	—	—	—	—	—	—	—	—
Proceeds in June from Series H preferred stock escrow fund	—	484	—	—	—	—	—	—	—	—
Fair value of warrants to purchase 215,165 shares of common stock issued in connection with Series H preferred stock issuance	—	(840)	—	—	—	—	840	—	—	840
Purchase for reissuance in March of Series H preferred stock and warrants to purchase 92,214 shares of common stock for cash at $0.99 per share	(461,071)	(550)	—	—	—	—	—	—	—	—
Reissuance in May of Series H preferred stock and warrants to purchase 92,214 shares of common stock for cash at $0.99 per share	461,071	550	—	—	—	—	—	—	—	—
Deemed dividends on Series H preferred stock	—	—	—	—	—	—	4,363	—	(4,363)	—
Cumulative dividends on Series H preferred stock at $0.3995 per share per year	—	2,837	—	—	—	—	(2,837)	—	—	(2,837)
Change in fair value of embedded conversion feature	—	—	—	—	—	—	11,161	—	—	11,161
Common stock issued February upon exercise of stock options for cash at $0.10 to $1.40 per share	—	—	2,714	—	—	—	—	—	—	—
Common stock issued December upon conversion of preferred convertible stock	(14,739,732)	(78,552)	14,929,713	1	—	—	78,551	—	—	78,552
Common stock issued December upon conversion of non-voting common stock	—	—	128,484	—	(128,484)	—	—	—	—	—
Common stock issued December upon conversion of long-term notes payable and accrued interest	—	—	5,638,778	1	—	—	28,664	—	—	28,665

The accompanying notes are an integral part of these financial statements.

(continued on page 3 of 3)

REVA Medical, Inc.

(a development stage company)

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Period from June 3, 1998 (inception) to December 31, 2012

(in thousands, except share and per share amounts)

(page 3 of 3)

	Convertible		Common Stock				Additional Paid-In Capital	Accumulated Other Comprehensive Income(Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Preferred Stock		Voting		Non-Voting
	Shares	Amount	Shares	Amount	Shares	Amount
(continued from page 2 of 3)

Transfer of repayment premium on long-term notes payable in December upon conversion of notes	—	—	—	—	—	—	11,100	—	—	11,100
Common stock issued December upon exercise of warrants for cash at $3.28 to $6.5066 per share	—	—	49,535	—	—	—	263	—	—	263
Common stock issued December upon net exercise of warrants at $3.28 to $6.5066 per share	—	—	700,034	—	—	—	—	—	—	—
Transfer of preferred stock warrant liability in December upon exercise of warrants	—	—	—	—	—	—	1,770	—	—	1,770
Common stock issued December upon initial public offering at $10.9065 per share	—	—	7,727,273	1	—	—	84,277	—	—	84,278
Issuance costs of initial public offering	—	—	—	—	—	—	(8,490)	—	—	(8,490)
Common stock issued December for cumulative dividends on Series H convertible preferred stock	—	—	973,227	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	1,185	—	—	1,185

Balance at December 31, 2010	—	$—	32,760,503	$3	—	$—	$210,847	$—	$(128,903)	$81,947

Net loss and comprehensive loss	—	—	—	—	—	—	—	—	(20,908)	(20,908)
Common stock issued February through December upon exercise of stock options for cash at $0.25 to $1.40 per share	—	—	45,000	—	—	—	33	—	—	33
Restricted common stock issued in May under equity incentive plan	—	—	5,000	—	—	—	—	—	—	—
Refund of taxes withheld from initial public offering proceeds in December 2010	—	—	—	—	—	—	422	—	—	422
Stock-based compensation expense	—	—	—	—	—	—	3,089	—	—	3,089

Balance at December 31, 2011	—	$—	32,810,503	$3	—	$—	$214,391	$—	$(149,811)	$64,583

Net loss and comprehensive loss	—	—	—	—	—	—	—	—	(23,776)	(23,776)
Common stock issued January through August upon exercise of stock options for cash at $0.61 to $1.40 per share	—	—	288,700	—	—	—	322	—	—	322
Restricted common stock issued in July under	—	—	33,000	—	—	—	—	—	—	—
equity incentive plan
Stock-based compensation expense	—	—	—	—	—	—	3,497	—	—	3,497

Balance at December 31, 2012	—	$—	33,132,203	$3	—	$—	$218,210	$—	$(173,587)	$44,626

The accompanying notes are an integral part of these financial statements.

REVA Medical, Inc.

(a development stage company)

Notes to Consolidated Financial Statements

1. Description of Business

REVA Medical, Inc. (“REVA” or the “Company”) was incorporated in California in 1998 under the name MD3, Inc. In March 2002 we changed our name to REVA Medical, Inc. In October 2010 we reincorporated in Delaware. We established a non-operating wholly owned subsidiary, REVA Germany GmbH, in 2007. In these notes the terms “us,” “we,” or “our” refer to REVA and our consolidated subsidiary unless context dictates otherwise.

We are currently developing proprietary designs and biomaterial technologies that will be used primarily for a bioresorbable stent to treat vascular disease in humans. We initiated the first human clinical trial of our bioresorbable stent during 2007, enrolled patients in a second clinical trial between December 2011 and July 2012, and anticipate initiating a third and larger clinical trial in the first quarter of 2013. Our product(s) will become available for sale following completion of all clinical studies and when, and if, we receive regulatory approval for commercial sales.

2. Stage of Company, Capital Resources, and Basis of Presentation

Development Stage and Capital Resources: We are considered a “development stage” enterprise, as we have not yet generated revenues from the sale of products. Although we have been researching and developing new technologies and product applications and have initiated human clinical trials of our bioresorbable stent, we do not anticipate having a product available for sale until late 2014, at the earliest. Until revenue is generated from a saleable product, we expect to continue to incur substantial operating losses and experience significant net cash outflows. As discussed below, we completed an initial public offering of our common stock in December 2010; we believe that we have sufficient capital to fund our operations at least through December 31, 2013, and beyond, from the remaining IPO proceeds.

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

Investments: Excess cash is invested in high-quality domestic marketable securities. Our investments are classified as either short- or long-term based on their maturity dates. Investments with a maturity of less than one year are classified as short-term; all others are classified as long-term. We have categorized the investments as “held-to-maturity” based on our intent and ability to hold to maturity. Our investments are stated at cost; their fair value is determined each reporting period through quoted market prices of similar instruments in active markets. During the reporting period there were no declines in fair value that were deemed to be other than temporary.

Property and Equipment: Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation is determined using the straight-line method over the estimated useful lives of the related assets, generally three to five years. Amortization of leasehold improvements is determined using the straight-line method over the lesser of the useful life of the asset or the term of the underlying lease. Upon disposition or retirement of an asset, its cost and related accumulated depreciation or amortization are removed from the accounts and any gain or loss is recognized in the consolidated statement of operations.

Patents: Costs related to patent development, filing, and maintenance are expensed as incurred since the underlying technology associated with these assets is purchased or incurred in connection with our research and development efforts and the future realizable value cannot be determined.

Impairment of Long-Lived Assets: We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and exceeds its undiscounted future cash flows. The amount of impairment, if any, is determined by comparing an asset’s estimated fair value to the asset’s respective carrying amount. During the years ended December 31, 2010, 2011, and 2012 we determined there were no indications of asset impairment. During the period from June 3, 1998 (inception) through December 31, 2012, we recorded research and development expense of $502,000 in losses from impairment of long-lived assets.

Concentrations of Credit Risk: Our financial instruments, which potentially subject the Company to concentration of credit risk, comprise cash, cash equivalents, and investments. We maintain our cash and cash equivalents in bank accounts, the balances of which generally exceed limits that are insured by the Federal Deposit Insurance Corporation. Our investments are held in custody by a large financial asset manager. Management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which the assets are held. Additionally, we maintain our cash and investments in accordance with our investment policy, which is designed to maintain safety and liquidity. We have not realized any losses in our investments and believe we are not exposed to significant credit risk related to our cash and cash equivalents.

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

REVA Medical, Inc.

(a development stage company)

Notes to Consolidated Financial Statements

3. Significant Accounting Policies (continued)

Income Taxes: We account for income taxes using the asset and liability method, under which the current income tax expense or benefit is the amount of income tax expected to be payable or refundable in the current year. Deferred tax assets and liabilities are recorded for the estimated future tax consequences of temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be recovered or settled.

We evaluate the realizability of our deferred tax assets and establish a valuation allowance when it is more likely than not that all or a portion of our deferred tax assets will not be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

We account for the uncertainty in income tax components based on tax positions taken or expected to be taken in a tax return. To recognize a benefit, a tax position must be more likely than not to be sustained upon examination by taxing authorities. We do not recognize tax benefits that have a less than 50 percent likelihood of being sustained. Our policy is to recognize interest and tax penalties related to unrecognized tax benefits in income tax expense; no interest or tax penalties on uncertain tax benefits have been recorded through December 31, 2012.

We are subject to taxation in U.S. and California jurisdictions. As of December 31, 2012, our tax years beginning December 1, 1999 remain subject to examination by taxing authorities.

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

We account for stock options issued to consultants as expense at their fair value over the related service period, as determined in accordance with authoritative guidance. We revalue the consultants’ stock options as they vest.

Foreign Currency: The functional currency of our subsidiary REVA Germany GmbH is the Euro. Balance sheet accounts of our subsidiary are translated into United States dollars using the exchange rate in effect at the balance sheet date while expenses are translated using the average exchange rate in effect during the period. Gains and losses arising from translation of our subsidiary’s financial statements are recorded to other comprehensive income (loss). These gains and losses, in the aggregate, were insignificant through December 31, 2012.

Comprehensive Loss: Effective January 1, 2012, we adopted Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). Under ASU 2011-05, the option to report other comprehensive income and its components in the statement of stockholders’ equity is eliminated and an entity is required to present comprehensive income, the components of net income or net loss, and the components of other comprehensive income in total, either in a single continuous statement or in two separate but consecutive statements. We elected to present the disclosures in a single continuous statement. The adoption of ASU 2011-05 involved only financial statement presentation and did not have an impact on our financial position or results of operations.

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

During the years ended December 31, 2010 and 2011, we excluded options to purchase common stock of 3,026,800 shares and 3,304,000 shares, respectively, and during the year ended December 31, 2012, excluded options to purchase 3,550,000 shares of common stock and 17,648 shares of restricted common stock from the computation of diluted net loss per share because including them would have been antidilutive.

Fair Value Measurements: We measure the fair value of our financial and non-financial assets and liabilities at each reporting date. Fair value is defined as the exchange price at which an asset or liability would be transferred in the principal or most advantageous market in an orderly transaction between market participants as of a measurement date. Accounting guidance provides an established hierarchy to be used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs; observable inputs are required to be used when available. Observable inputs are those used by market participants to value an asset or liability and are developed based on market data obtained from sources independent of us. Unobservable inputs are those that reflect our assumptions about factors that market participants would use to value an asset or liability. Fair value measurements are classified and disclosed in one of the following three categories:

Level 1 –	Quoted market prices for identical assets or liabilities in active markets at the measurement date;

Level 2 –	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities in active markets, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of an asset or liability; and,

Level 3 –	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of an asset or liability, including management’s best estimate of the factors that market participants would use in pricing an asset or liability at the measurement date.

We apply fair value accounting to our cash equivalents and investments. The fair values of our investments, determined from “Level 2” inputs were as follows:

	Cost	Gross Unrealized Losses	Fair Value
	(in thousands)

As of December 31, 2011:
Time deposits due in one year or less	$1,992	$7	$1,985
Time deposits due after one year	3,234	36	3,198

	$5,226	$43	$5,183

As of December 31, 2012:
Time deposits due in one year or less	$5,223	$8	$5,215

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

Preferred Stock Warrant Liability: We recorded the value of warrants issued for the purchase of preferred stock as a liability because the warrants provided for issuance of shares that would be contingently redeemable and, therefore, might have required a future transfer of assets. Until the time the warrants were exercised, the fair value was assessed at each reporting date utilizing Level 3 inputs and the Black-Scholes model and any change in value was recorded as a component of other income (expense). There were no warrants outstanding after our IPO in December 2010. The decrease in fair value of the warrants was $990,000 for the year ended December 31, 2010, and was $1.23 million for the period from June 3, 1998 (inception) to December 31, 2010. The valuation assumptions used in 2010 comprised an assumed risk-free interest rate between 0.7 and 1.1 percent, assumed volatility of 63.9 percent, an expected life between 2.0 and 3.3 years, and an expected dividend yield between zero and 6.1 percent.

Valuation of Notes Payable: After the dates of origination of our various convertible and non-convertible notes payable, there were a number of amendments to the underlying terms of the notes, primarily to extend the notes’ maturity dates and change certain conversion provisions. At each amendment date, we performed an analysis based on the applicable accounting guidelines to determine if the amendment resulted in an accounting impact. We first considered whether the amendment would qualify as a troubled debt restructuring. If the amendment was not considered a troubled debt restructuring, we considered whether the amendment should be accounted for as an extinguishment or a modification of debt. If the note had an embedded conversion feature and the amendment was considered a modification, rather than an extinguishment, then any increase in the fair value of the conversion feature as a result of the amendment was accounted for as a reduction in the carrying amount of the note, as an additional discount, with a corresponding increase in additional paid-in capital. If the amendment was considered to cause an extinguishment, we recorded a loss on extinguishment to other income and expense for the carrying value of the note payable at the time of modification and also determined a new fair value for the note and recorded such fair value as a liability with a corresponding decrease in additional paid-in capital. We amortized or accreted any resulting premium or discount over the term of the note using the effective interest method as interest expense in our statement of operations. The impact of the accounting for the various amendments to the notes payable resulted in a loss on extinguishment of notes payable of $13.29 million for the year ended December 31, 2010 and a decrease in interest expense for the year ended December 31, 2010 and for the period from June 3, 1998 (inception) to December 31, 2010 of $1.88 million, and $1.04 million, respectively. All the notes converted to common stock upon our IPO in December 2010.

Certain unsecured notes payable contained provisions for repayment premiums. We recorded the premium as interest expense during 2003 and 2004 with a corresponding increase in the carrying value of the debt totaling $11.1 million. We reclassified the repayment premium to additional paid-in capital upon conversion of the notes in December 2010.

Deemed Dividends: During June 2010 we completed the sale of Series H convertible preferred stock. This Series H convertible preferred stock was sold at a price per share below the estimated fair value of our common stock. Accordingly, we recorded a deemed dividend in the amount of $693,000 on the Series H convertible preferred stock equal to the number of shares of Series H convertible preferred stock sold multiplied by the difference between the estimated fair value of the underlying common stock and the Series H conversion price per share. The deemed dividend was recognized as an adjustment to the net loss attributable to common stockholders since the preferred stock was convertible, but not mandatorily redeemable.

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

5. Balance Sheet Details

	December 31,
	2011	2012
	(in thousands)
Property and equipment:
Furniture, office equipment, and software	$407	$569
Laboratory equipment	3,156	3,816
Leasehold improvements	1,157	1,838

	4,720	6,223
Accumulated depreciation and amortization	(2,760)	(3,402)

	$1,960	$2,821

Accrued expenses and other current liabilities:
Accrued salaries and other employee costs	$680	$1,123
Accrued operating expenses	203	288
Accrued use taxes and other	52	126

	$935	$1,537

6. Income Taxes

We have reported net losses for all periods through December 31, 2012; therefore, no provision for income taxes has been recorded. The following table provides the reconciliation between income taxes computed at the federal statutory rate and our provision for income taxes:

	Year Ended December 31,
	2010	2011	2012
	(in thousands)

Federal income taxes at 34%	$(7,993)	$(7,109)	$(8,084)
State income taxes, net of federal benefit	(1,370)	(1,219)	(1,363)
Research and development credits	(682)	(828)	(240)
Stock-based compensation expense	472	133	131
Increase in valuation allowance	310	8,079	59,186
Reinstatement of deferred tax assets for net operating loss and tax credit carryforwards	—	—	(49,638)
Loss on extinguishment of notes payable	5,291	—	—
Loan premium payoff	4,421	—	—
Change in fair value of preferred warrants	394	—	—
Other	(843)	944	8

Provision for income taxes	$—	$—	$—

REVA Medical, Inc.

(a development stage company)

Notes to Consolidated Financial Statements

6. Income Taxes (continued)

Our deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2011	2012
	(in thousands)
Deferred Tax Assets:
Net operating loss carryforwards	$—	$52,895
Research and development credits	—	4,853
Stock-based compensation expense	1,519	2,749
Depreciation	156	177
Accrued operating expenses	39	—
Other	100	327

	1,814	61,001
Valuation Allowance	(1,814)	(61,001)

Net Deferred Tax Assets	$—	$—

At December 31, 2012 we had aggregate federal and California state net operating loss carryforwards of approximately $135.1 million and $120.6 million, respectively, which may be available to offset future taxable income for income tax purposes. The federal net operating loss carryforwards begin to expire in 2019 and the California carryforwards begin to expire in 2013.

At December 31, 2012, we also had federal and California state research tax credit carryforwards of approximately $3.9 million and $4.0 million, respectively. The federal carryforwards begin to expire in 2020 and the California carryforwards have no expiration.

A total of $210,000 of the federal and California net operating loss relates to excess tax benefits generated from stock compensation that will be recorded as an increase to additional paid-in capital if, and when, realized.

Under the Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of our net operating loss and research tax credit carryforwards to offset taxable income may be limited based on cumulative changes in ownership. An analysis of the impact of this provision from December 1, 1999 through December 31, 2012 was performed during 2012 and it was determined that, although ownership changes had occurred, the carryovers should be available for utilization by the Company before they expire, provided we generate sufficient future taxable income. As a result of this analysis, we reinstated the deferred tax assets arising from the net operating loss and tax credit carryforwards, with a corresponding increase to the valuation allowance, as of December 31, 2012. Future ownership changes could result in further limitations and may impact the realizability of these loss and credit carryforwards in future periods.

At December 31, 2012, we had deferred tax assets of $61.0 million after the reinstatement of the net operating loss and research tax credit carryforwards. We have established a valuation allowance against our net deferred tax assets due to the uncertainty surrounding the Company’s ability to generate future taxable income to realize those assets. The change in the valuation allowance for the years ending December 31, 2011 and 2012 was $103,000 and $59.2 million, respectively.

REVA Medical, Inc.

(a development stage company)

Notes to Consolidated Financial Statements

6. Income Taxes (continued)

We recognize a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition at the effective date to be recognized. At December 31, 2012, the unrecognized tax benefits recorded were approximately $2.0 million. We do not anticipate a significant change in the unrecognized tax benefits within the next 12 months.

We had no unrecognized tax benefits in 2011. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for 2012, excluding interest and penalties, is as follows:

December 31, 2012
(in thousands)

Balance at Beginning of Year	$—
Additions for tax positions (prior years)	1,833
Additions for tax positions (current year)	121

Balance at End of Year	$1,954

Due to our valuation allowance position, none of the unrecognized tax benefits, if recognized, will impact the Company’s effective tax rate.

The American Taxpayer Relief Act of 2012, which reinstated the federal research and development tax credit retroactively from January 1, 2012 and will be effective through December 31, 2013, was not enacted into law until the first quarter of 2013. The law change will have no impact on our 2013 consolidated financial statements due to valuation allowance applied against our net deferred tax assets.

7. Stock-Based Compensation

Our 2010 Equity Incentive Award Plan was a follow-on to our 2001 Stock Option/Stock Issuance Plan and the two plans are collectively referred to as the “Plan.” The Plan provides for restricted stock awards as well as for grants of incentive and non-qualified stock options to purchase our common stock at a price per share equal to the closing market price of our stock on the date of option grant. The number of shares reserved under the Plan may be increased annually by up to three percent of the outstanding stock of the Company.

On January 1, 2012, an additional 984,315 shares were added, resulting in a total of 5,778,568 shares reserved under the Plan as of December 31, 2012.

The term of the options granted under the Plan may not exceed ten years. Vesting periods of stock awards and option grants are determined by the Company’s board of directors and are generally four- or five-year periods. All options are immediately exercisable upon grant and are subject to repurchase by us at the exercise price in the event an optionee terminates service prior to being fully vested.

REVA Medical, Inc.

(a development stage company)

Notes to Consolidated Financial Statements

7. Stock-Based Compensation (continued)

Option activity under the Plan is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Balance at December 31, 2009	1,550,714	$1.19
Granted	1,467,500	$11.00
Cancelled	(1,200)	$1.40
Exercised	(214)	$1.40

Balance at December 31, 2010	3,016,800	$5.96
Granted	401,000	$13.70
Cancelled	(73,800)	$4.62
Exercised	(40,000)	$0.79

Balance at December 31, 2011	3,304,000	$6.99
Granted	544,000	$5.95
Cancelled	(9,300)	$12.64
Exercised	(288,700)	$1.11

Balance at December 31, 2012	3,550,000	$7.30	7.90	$4,580,000

Vested at December 31, 2012	2,075,075	$6.20	5.63	$4,210,000

Vested and Expected to Vest at December 31, 2012	3,510,442	$7.16	6.74	$4,634,000

The unvested portion of outstanding options as of December 31, 2012 has vesting dates scheduled through 2016. Following is the vesting activity under the Plan for the year ended December 31, 2012:

	Options Outstanding	Weighted Average Grant Date Fair Value

Unvested Options at December 31, 2011	1,577,320	$6.10
Granted	544,000	$3.43
Vested	(640,820)	$5.97
Forfeited	(8,575)	$7.67

Unvested Options at December 31, 2012	1,471,925	$5.16

We awarded 5,000 shares and 33,000 shares of restricted stock during the years ended December 31, 2011 and 2012, respectively; we had not previously awarded any restricted stock under the Plan. Fifty percent of the 5,000 shares awarded in 2011 vested in 2011; the remaining shares vest equally in 2012 and 2013. The 33,000 shares awarded in 2012 vest at the rate of 25 percent annually on each award anniversary date. There have been no forfeitures of restricted stock through December 31, 2012.

No tax benefits arising from stock-based compensation have been recognized in the consolidated statements of operations through December 31, 2012.

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

Expense recorded for employee options and awards under the Plan is as follows:

	Year Ended December 31,
	2010	2011	2012
	(in thousands)

Research and development	$81	$688	$832
General and administrative	865	2,452	2,647

Total stock-based compensation	$946	$3,140	$3,479

At December 31, 2012, we had approximately $6.94 million of total unrecognized compensation costs related to unvested employee options that are expected to be recognized over a weighted average period of 1.64 years.

The fair value of options granted was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2010	2011	2012

Risk-free interest rate	1.85%	2.68%	0.99% to 1.18%
Expected volatility of common stock	63.9%	63.9%	62.1%
Expected life in years	6.5	6.25	6.25
Dividend yield	0%	0%	0%

The assumed risk-free interest rate was based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected life of the option. The assumed volatility was calculated from the historical market prices of a selected group of publicly traded companies considered to be our peers. We used peer group data due to the fact that we have limited historical trading data. The expected option life was calculated using the simplified method under the accounting standard for stock compensation and a ten-year option expiration. The simplified method is used since we believe we do not yet have adequate history as a public company to establish a reasonable expected life. The expected dividend yield of zero reflects that we have not paid cash dividends since inception and do not intend to pay cash dividends in the foreseeable future.

A summary of the grant date fair value and intrinsic value information of options granted to employees is as follows:

	Year Ended December 31,
	2010	2011	2012
	(in thousands, except per share data)

Weighted average grant date fair value per share	$6.26	$8.35	$3.43
Intrinsic value of options exercised	$1	$249	$1,392
Total fair value of options vested during period	$946	$3,140	$3,802

REVA Medical, Inc.

(a development stage company)

Notes to Consolidated Financial Statements

7. Stock-Based Compensation (continued)

Stock Options to Consultants: We account for stock options granted to consultants at their fair value. Under this method, the fair value is estimated at each reporting date during the vesting period using the Black-Scholes option-pricing model. The resulting stock-based compensation expense, or income if the fair value declines in a reporting period, is recorded over the consultant’s service period. During September 2009, consultants were granted options to purchase 50,000 shares of common stock. Stock-based compensation, which was recorded as research and development expense (income), arising from these options totaled $239,000, $(51,000), and $18,000 for the years ended December 31, 2010, 2011 and 2012, respectively. The fair value of these awards was determined with the following assumptions: Assumed risk-free interest rate of 1.2 to 3.4 percent; assumed volatility of 62 to 80 percent; expected option life of 5.0 to 7.7 years; and, expected dividend yield of zero percent. The total fair value of consultant options vested during 2010, 2011 and 2012 was $78,000, $57,000 and $42,000, respectively.

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

8. Retirement Plan

In 2003 we adopted a qualified 401(k) profit sharing plan (the “401(k) Plan”) for the benefit of our employees. Employees are eligible to participate in the 401(k) Plan the month following hire and may defer up to 25 percent of their total compensation, up to the maximum allowed under IRS regulations, on an annual basis. We are required to match 25 percent of an employee’s deferral amount, up to a maximum of four percent of the employee’s compensation. We may, at our discretion, make additional contributions. Employees are immediately vested in the employer matching contributions. Our contributions to the 401(k) Plan were $24,000, $40,000, $46,000, and $257,000 for the years ended December 31, 2010, 2011, and 2012 and for the period from June 3, 1998 through December 31, 2012, respectively.

9. Commitments and Contingencies

We have licensed certain patents and other intellectual property rights related to the composition and coating of our bioresorbable stent and our other biomaterial products. Terms of these licenses include provisions for royalty payments on any future sales of products, if any, utilizing this technology, with provisions for minimum royalties once product sales begin. The amount of royalties varies depending upon type of product, use of product, stage of product, location of sale, and ultimate sales volume, and ranges from a minimum of approximately $25 per unit to a maximum of approximately $100 per unit sold, with license provisions for escalating minimum royalties that could be as high as $2.2 million per year. Additionally, in the event we sublicense the technology and receive certain milestone payments, the licenses require that up to 40 percent of the milestone amount be paid to the licensors. Additional terms of the technology licenses include annual licensing payments of $175,000 until the underlying technology has been commercialized. Terms of the licenses also include other payments to occur during commercialization that could total $950,000, payment of $350,000 upon a change in control of ownership, and payment of patent filing, maintenance, and defense fees. The license terms remain in effect until the last patent expires.

In connection with our development activities, we periodically enter into contracts with consultants and vendors. These contracts are generally cancelable with 30 days’ written notice. As of December 31, 2012 the minimum future payments on these contracts totaled approximately $182,000.

REVA Medical, Inc.

(a development stage company)

Notes to Consolidated Financial Statements

9. Commitments and Contingencies (continued)

We currently lease our office and lab facilities under a non-cancelable operating lease that expires in January 2018. The lease contains fixed annual escalations, an option for a five-year extension, leasehold improvement allowances and credits of $523,000, and rent abatements of $136,000. We record rent expense on a straight-line basis over the life of the lease; the difference between average rent expense and cash payments for rent is recorded as a deferred liability. As of December 31, 2012, our deferred rent totaled $658,000, of which $80,000 was classified as a current liability. We recorded rent expense of $436,000, $502,000, $636,000, and $4.08 million for the years ended December 31, 2010, 2011, and 2012 and for the period from June 3, 1998 (inception) through December 31, 2012, respectively. Future minimum payments under the lease as of December 31, 2012 are as follows:

Minimum Payment
(in thousands)

2013	$607,000
2014	625,000
2015	645,000
2016	690,000
2017	711,000
Thereafter	60,000

Total minimum lease payments	$3,338,000

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

11. Selected Quarterly Financial Information (unaudited)

The following table presents selected quarterly financial information that has been derived from our unaudited quarterly consolidated financial statements, which, in the opinion of management, include all adjustments (consisting only of normal recurring items) necessary for a fair presentation. The quarterly per share data presented below was calculated separately and may not sum to the annual figures presented in the consolidated financial statements. These operating results are also not necessarily indicative of results for any future period.

	Quarter Ended				Year Ended December 31,
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share amounts)
2011:
Loss from operations	$(5,169)	$(5,414)	$(4,704)	$(5,809)	$(21,096)
Net loss	(5,133)	(5,351)	(4,655)	(5,769)	(20,908)
Net loss per common share, basic and diluted	$(0.16)	$(0.16)	$(0.14)	$(0.18)	$(0.64)
2012:
Loss from operations	$(5,721)	$(5,950)	$(5,849)	$(6,345)	$(23,865)
Net loss	(5,698)	(5,915)	(5,834)	(6,329)	(23,776)
Net loss per common share, basic and diluted	$(0.17)	$(0.18)	$(0.18)	$(0.19)	$(0.72)

INDEX TO EXHIBITS

		Filed with this Form 10-K	Incorporated by Reference
Exhibit Number	Description of Exhibits		Form	File No.	Date Filed

3.1	Amended and Restated Certificate of Incorporation		S-1/A	333-168852	10/22/2010

3.2	Amended and Restated Bylaws		S-1/A	333-168852	10/22/2010

4.1	Form of Stock Certificate		S-1/A	333-168852	11/12/2010

4.2	Form of Amended and Restated Investors’ Rights Agreement, by and among REVA Medical, Inc. and the holders of our preferred stock set forth therein		S-1/A	333-168852	11/12/2010

10.1	Telecom Business Center Business Lease between FSP Telecom Business Center Limited Partnership and REVA Medical, Inc. dated December 18, 2001		S-1	333-168852	08/13/2010

10.2	First Amendment to Telecom Business Center Business Lease between FSP Telecom Business Center Limited Partnership and REVA Medical, Inc. dated January 3, 2005		S-1	333-168852	08/13/2010

10.3	Second Amendment to Telecom Business Center Business Lease between ARI Commercial Properties, Inc. and REVA Medical, Inc. dated February 18, 2006		S-1	333-168852	08/13/2010

10.4	Third Amendment to Telecom Business Center Business Lease between ARI Commercial Properties, Inc. and REVA Medical, Inc. dated December 14, 2006		S-1	333-168852	08/13/2010

10.5	Fourth Amendment to Telecom Business Center Business Lease between ARI Commercial Properties, Inc. and REVA Medical, Inc. dated May 7, 2008		S-1	333-168852	08/13/2010

10.6	Fifth Amendment to Telecom Business Center Business Lease between ARI Commercial Properties, Inc. and REVA Medical, Inc. dated for reference purposes only as of August 28, 2011, executed and delivered on November 21, 2011		8-K	000-54192	11/23/2011

10.7	Distribution Option Agreement, dated December 7, 2007, by and between REVA Medical, Inc. and Boston Scientific Corporation		S-1/A	333-168852	10/22/2010

10.8	Exclusive License Agreement Number between Rutgers, The State University of New Jersey and REVA Medical, Inc. dated July 1, 2010**		S-1/A	333-168852	09/21/2010

10.9	Royalty and License Agreement between Integra/LifeSciences Corporation and REVA Medical, Inc. dated February 2, 2004**		S-1/A	333-168852	09/21/2010

10.10	2001 Stock Option/Stock Issuance Plan*		S-1	333-168852	08/13/2010

10.11	Form of Stock Option Agreement*		S-1	333-168852	08/13/2010

10.12	Form of Addendum to Stock Option Agreement*		S-1	333-168852	08/13/2010

10.13	2010 Equity Incentive Plan*		S-1/A	333-168852	10/22/2010

10.14	Form of Stock Option Agreement*		S-1/A	333-168852	11/12/2010

10.15	Form of Stock Option Agreement entered into with Robert Thomas and Anne Keating*		S-1/A	333-168852	11/12/2010

10.16	Form of Director and Officer Indemnification Agreement*		S-1	333-168852	08/13/2010

10.17	Employment Agreement, dated July 1, 2010, by and between REVA Medical, Inc. and Robert B. Stockman*		S-1/A	333-168852	10/22/2010

10.18	Employment Agreement, dated October 21, 2010, by and between REVA Medical, Inc. and Robert Schultz*		S-1/A	333-168852	11/12/2010

10.19	Employment Agreement, dated October 21, 2010, by and between REVA Medical, Inc. and Katrina Thompson*		S-1/A	333-168852	11/12/2010

10.20	Form of CDI Subscription Application for non U.S. investors		S-1/A	333-168852	11/12/2010

10.21	Form of CDI Subscription Application for U.S. investors		S-1/A	333-168852	11/12/2010

10.22	Form of Escrow Deed between REVA Medical, Inc. and Computershare Investor Services Pty Limited		S-1/A	333-168852	10/22/2010

10.23	Director Compensation	X

21.1	List of Subsidiaries		S-1	333-168852	08/13/2010

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1 (1)	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X

99.1	Section 13 of the ASX Settlement Rules		S-1/A	333-168852	10/22/2010

101.INS (2)	XBRL Instance Document	X

101.SCH (2)	XBRL Taxonomy Extension Schema Document	X

101.CAL (2)	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF (2)	XBRL Taxonomy Extension Definition Linkbase Document	X

INDEX TO EXHIBITS

		Filed with this Form 10-K	Incorporated by Reference
Exhibit Number	Description of Exhibits		Form	File No.	Date Filed

101.LAB (2)	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE (2)	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	Management Compensatory Plan or Arrangement
**	Confidential Treatment Request
(1)	These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of REVA Medical, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
(2)	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.