Form 10-Q
period 2013-03-31
REVA Medical, Inc.
filed 2013-05-08
CIK 1496268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of May 1, 2013, a total of 33,172,203 shares of the registrant’s Common Stock, $0.0001 par value per share, were outstanding.

REVA MEDICAL, INC.

FORM 10-Q — QUARTERLY REPORT

For the Quarter Ended March 31, 2013

REFERENCES

Corporate Information

We incorporated in Delaware in October 2010. Our principal executive offices are located at 5751 Copley Drive, San Diego, CA 92111, U.S.A., and our telephone number is (858) 966-3000. Our website address is www.revamedical.com. The information on, or accessible through, our website is not part of this report. Unless the context implies otherwise, references in this report and the information incorporated herein by reference to “REVA Medical,” “REVA,” the “Company,” “we,” “us,” and “our” refer to REVA Medical, Inc.

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

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

REVA Medical, Inc.

(a development stage company)

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2012	March 31, 2013
		(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$38,876	$36,035
Short-term investments	5,223	2,486
Prepaid expenses and other current assets	417	356

Total Current Assets	44,516	38,877

Property and equipment, net	2,821	2,824
Other assets	60	60

Total Assets	$47,397	$41,761

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$656	$649
Accrued expenses and other current liabilities	1,537	1,286

Total Current Liabilities	2,193	1,935

Long-term liabilities	578	549

Total Liabilities	2,771	2,484

Commitments and Contingencies (Note 5)

Stockholders’ Equity:
Common stock – $0.0001 par value; 100,000,000 shares authorized; 33,132,203 and 33,172,203 shares issued and outstanding at December 31, 2012 and March 31, 2013 respectively	3	3
Class B common stock – $0.0001 par value; 25,000,000 shares authorized; no shares issued or outstanding	—	—
Undesignated preferred stock – $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	218,210	219,192
Deficit accumulated during the development stage	(173,587)	(179,918)

Total Stockholders’ Equity	44,626	39,277

Total Liabilities and Stockholders’ Equity	$47,397	$41,761

The accompanying notes are an integral part of these financial statements.

REVA Medical, Inc.

(a development stage company)

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,		Period from June 3, 1998 (inception) to March 31,
	2012	2013	2013

Operating Expense:
Research and development	$3,799	$4,197	$107,741
General and administrative	1,922	2,146	38,076

Loss from operations	(5,721)	(6,343)	(145,817)

Other Income (Expense):
Interest income	28	12	1,387
Related party interest expense	—	—	(21,113)
Interest expense	—	—	(952)
Interest from amortization of notes payable premium	—	—	2,283
Change in fair value of preferred stock rights and warrant liabilities	—	—	1,795
Loss on extinguishment of notes payable	—	—	(13,285)
Other expense	(5)	—	(43)

Net Loss	(5,698)	(6,331)	(175,745)
Cumulative dividends and deemed dividends on Series H convertible preferred stock	—	—	(10,695)

Net Loss Attributable to Common Stockholders	$(5,698)	$(6,331)	$(186,440)

Net Loss Per Common Share:
Net loss per share, basic and diluted	$(0.17)	$(0.19)

Shares used to compute net loss per share, basic and diluted	33,014,008	33,097,953

Comprehensive Loss:
Net loss	$(5,698)	$(6,331)	$(175,745)
Cumulative dividends and deemed dividends on Series H convertible preferred stock	—	—	(10,695)

Comprehensive Loss Attributable to Common Stockholders	$(5,698)	$(6,331)	$(186,440)

The accompanying notes are an integral part of these financial statements.

REVA Medical, Inc.

(a development stage company)

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,		Period from June 3, 1998 (inception) to March 31,
	2012	2013	2013
Cash Flows from Operating Activities:
Net loss	$(5,698)	$(6,331)	$(175,745)
Non-cash adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	139	194	4,165
Loss on property and equipment disposal and impairment	—	1	585
Stock-based compensation	847	982	9,597
Interest on notes payable	—	—	8,562
Repayment premium on notes payable	—	—	11,100
Loss on change in fair value of preferred stock warrant liability	—	—	970
Gain on change in fair value of preferred stock rights liability	—	—	(2,765)
Loss on extinguishment of notes payable	—	—	13,285
Other non-cash expenses	80	5	155
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(49)	61	(356)
Other assets	—	—	(60)
Accounts payable	(37)	(7)	649
Accrued expenses and other current liabilities	105	(256)	1,201
Long-term liabilities	64	(29)	490

Net cash used for operating activities	(4,549)	(5,380)	(128,167)

Cash Flows from Investing Activities:
Purchases of property and equipment	(1,343)	(198)	(7,741)
Sales of property and equipment	—	—	167
Purchases of investments	(249)	—	(25,101)
Maturities of investments	1,245	2,737	22,615

Net cash provided by (used for) investing activities	(347)	2,539	(10,060)

Cash Flows from Financing Activities:
Proceeds from issuances of convertible preferred stock, net of costs	—	—	68,917
Proceeds from issuances of common stock	309	—	85,288
Initial public offering costs	—	—	(8,068)
Proceeds from exercises of warrants	—	—	263
Repurchases of stock	—	—	(638)
Proceeds from issuances of notes payable	—	—	28,600
Repayments of notes payable	—	—	(100)

Net cash provided by financing activities	309	—	174,262
Net increase (decrease) in cash and cash equivalents	(4,587)	(2,841)	36,035
Cash and cash equivalents at beginning of period	59,161	38,876	—

Cash and cash equivalents at the end of period	$54,574	$36,035	$36,035

Supplemental Cash and Non-Cash information
Cash paid for interest	$—	$—	$126

Non-cash conversions of notes payable, accrued interest, note premiums and discounts, preferred stock, non-voting common stock, preferred warrants, and common warrants upon initial public offering in December 2010	$—	$—	$120,349

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

We are currently developing proprietary designs and biomaterial technologies that will be used primarily for a bioresorbable stent to treat vascular disease in humans. We initiated the first human clinical trial of our bioresorbable stent during 2007, enrolled patients in a second clinical trial between December 2011 and July 2012, and initiated a third and larger clinical trial in the first quarter of 2013.

In December 2010, we completed an initial public offering (the “IPO”) of our common stock in Australia. We issued 7,727,273 shares of common stock for gross proceeds of $84.3 million. Our stock is traded in the form of CHESS Depository Interests (“CDIs”) on the Australian Securities Exchange; each share of our common stock is equivalent to ten CDIs. Our trading symbol is “RVA.”

Basis of Presentation: We have prepared the accompanying consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting of interim financial information and, therefore, certain information and footnote disclosures normally included in annual financial statements have been omitted. Accordingly, these interim financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and with the audited financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Our consolidated financial statements include the accounts of REVA and our wholly owned subsidiary. All intercompany transactions and balances, if any, have been eliminated in consolidation. The consolidated balance sheet as of March 31, 2013, the consolidated statements of operations and comprehensive loss and of cash flows for the three months ended March 31, 2012 and 2013 and the period from June 3, 1998 (inception) through March 31, 2013 are unaudited. The interim financial statements have been prepared on the same basis as our annual financial statements and, in our opinion, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair statement of the results of these interim periods have been included. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or for any other interim period.

Development Stage and Capital Resources: We are considered a “development stage” enterprise, as we have not yet generated revenue from the sale of products. Although we have been researching and developing new technologies and product applications and are conducting clinical trials of our bioresorbable stent, we do not anticipate having a product available for sale until we receive regulatory approval to commercialize in Europe (“CE Marking”) or other regulatory approval, which we expect will be late 2014 at the earliest. Until revenue is generated from a saleable product, we expect to continue to incur substantial operating losses and experience significant net cash outflows. We believe that we have sufficient capital to fund our operations at least through March 31, 2014 from the remaining IPO proceeds.

Use of Estimates: In order to prepare our financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Our most significant estimates relate to operating expense accruals, including preclinical and clinical expenses, and stock-based compensation. Actual results could differ from our estimates.

REVA Medical, Inc.

(a development stage company)

Notes to Consolidated Financial Statements

(Unaudited)

2. Balance Sheet Details

Investments: We invest excess cash in high-quality marketable securities. Our investments are classified as either short—or long-term based on their maturity dates; investments with a maturity of less than one year are classified as short-term and all others are classified as long-term. We have categorized the investments as “held-to-maturity” based on our intent and ability to hold to maturity. Our investments are stated at cost; their fair value is determined each reporting period through quoted market prices of similar instruments in active markets, which is a Level 2 category in the fair value hierarchy according to GAAP. During the reporting period there were no declines in fair value that were deemed to be other than temporary and no transfers between hierarchy levels. Our marketable security investment balances, grouped as time deposits, are as follows:

	Cost	Gross Unrealized Losses	Fair Value
	(in thousands)
As of December 31, 2012:
Time deposits due in one year or less	$5,223	$(8)	$5,215

As of March 31, 2013:
Time deposits due in one year or less	$2,486	$(3)	$2,483

Components of our property and equipment and accrued expenses and other current liabilities are as follows:

	December 31, 2012	March 31, 2013
	(in thousands)
Property and equipment:
Furniture, office equipment, and software	$569	$581
Laboratory equipment	3,816	3,969
Leasehold improvements	1,838	1,866

	6,223	6,416
Accumulated depreciation and amortization	(3,402)	(3,592)

	$2,821	$2,824

Accrued expenses and other current liabilities:
Accrued salaries and other employee costs	$1,123	$665
Accrued operating expenses	288	485
Accrued use taxes and other	126	136

	$1,537	$1,286

REVA Medical, Inc.

(a development stage company)

Notes to Consolidated Financial Statements

(Unaudited)

3. Income Taxes

We have reported net losses for all periods through March 31, 2013; therefore, no provision for income taxes has been recorded since our inception. The net operating loss carryforwards arising from our net losses may be available to offset future taxable income for income tax purposes; however, under Internal Revenue Code (“IRC”) Sections 382 and 383, use of the net operating loss carryforwards, as well as our research tax credit carryforwards, may be limited based on cumulative changes in ownership. We have established a valuation allowance against our net deferred tax assets due to the uncertainty surrounding the realization of those assets and we, therefore, have no deferred asset or liability balance for any reporting period. We periodically evaluate the recoverability of the deferred tax assets and, when it is determined that it is more-likely-than-not that the deferred tax assets are realizable, the valuation allowance will be reduced. Due to our valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

4. Stock-Based Compensation

The Plan: Our 2010 Equity Incentive Plan was a follow-on to our 2001 Stock Option/Stock Issuance Plan and the two plans are collectively referred to as the “Plan.” The Plan provides for restricted stock awards as well as for grants of incentive and non-qualified stock options for purchase of our common stock at a price per share equal to the closing market price on the date of grant. The number of shares reserved for issuance under the Plan may be increased annually by up to three percent of the outstanding stock of the Company and on January 1, 2013, an additional 993,966 shares were reserved for issuance under the Plan. An aggregate of 6,732,534 shares are reserved for issuance under the Plan as of March 31, 2013.

The term of the options granted under the Plan may not exceed ten years. The majority of options granted prior to 2010 vest over five years, with 20 percent vesting on each annual anniversary of the vesting commencement date. Beginning in 2010, with the adoption of the 2010 Equity Incentive Plan, the option grants vest over four years, with 25 percent vesting on the one-year anniversary of the vesting commencement date and 75 percent in equal monthly installments thereafter. All vesting is subject to continued service to the Company. All of our stock options are exercisable at any time but, if exercised, are subject to a lapsing right of repurchase by us at the exercise price until fully vested.

Option activity under the Plan is as follows:

	Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2011	3,304,000	$6.99
Granted	544,000	$5.95
Cancelled	(9,300)	$12.64
Exercised	(288,700)	$1.11

Balance at December 31, 2012	3,550,000	$7.30
Granted	264,500	$5.10
Cancelled	(38,300)	$1.50

Balance at March 31, 2013	3,776,200	$7.20

Prior to 2011, we had not awarded any restricted stock under the Plan. During 2011 we awarded 5,000 shares of restricted stock; 50 percent of the award vested in May 2011, 25 percent vested in May 2012, and the remaining 25 percent vests in May 2013. During July 2012 and January 2013 we awarded 33,000 shares and 40,000 shares, respectively, of restricted stock; 25 percent of the award will vest on each annual anniversary date of the award.

REVA Medical, Inc.

(a development stage company)

Notes to Consolidated Financial Statements

(Unaudited)

4. Stock-Based Compensation (continued)

The Plan (continued):

No tax benefits arising from stock-based compensation have been recognized in the consolidated statements of operations and comprehensive loss through March 31, 2013.

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

	Three Months Ended March 31,
	2012	2013
Research and development	$204	$268
General and administrative	616	707

Total stock-based compensation	$820	$975

The fair values of options granted during the three months ended March 31, 2013 was estimated using a risk-free interest rate of 1.27 percent, an expected volatility of 60.1 percent, an expected life of 6.25 years, and a dividend yield of zero percent. No options were granted and no restricted stock was awarded to employees during the three months ended March 31, 2012. The assumed risk-free interest rate was based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected life of the option. The assumed volatility was calculated from the historical market prices of a selected group of publicly traded companies considered to be our peers; we use peer group data due to the fact that we have limited historical trading data. The expected option life was calculated using the simplified method under the accounting standard for stock compensation and a ten-year option expiration; we use the simplified method because we do not yet have adequate history as a public company to establish a reasonable expected life. The expected dividend yield of zero reflects that we have not paid cash dividends since inception and do not intend to pay cash dividends in the foreseeable future. The options granted to employees during the three months ended March 31, 2013 had a weighted average grant date fair value of $2.86.

The fair value of our restricted stock awards is calculated using the closing market price on the date of award.

No options were exercised during the three months ended March 31, 2013. The aggregate intrinsic value of options exercised during the three months ended March 31, 2012 was $1,319,000.

Stock Options to Consultants: We account for stock options granted to consultants at their fair value. Under this method, the fair value is estimated at each reporting date during the vesting period using the Black-Scholes option-pricing model. The resulting stock-based compensation expense, or income if the fair value declines in a reporting period, is recorded over the consultant’s service period. During September 2009, consultants were granted options to purchase 50,000 shares of common stock. Stock-based compensation arising from these options, which was recorded to research and development expense, totaled $27,000 and $7,000 for the three months ended March 31, 2012 and 2013, respectively. The fair value of consultant options at March 31, 2012 and 2013 was estimated to be $6.06 and $4.54 per share, respectively, based on the following assumptions:

	Three Months Ended March 31,
	2012	2013
Risk-free interest rate	1.61%	1.24%
Expected volatility of common stock	62.1%	60.1%
Expected life – years	7.46	6.46
Dividend yield	0.0%	0.0%

REVA Medical, Inc.

(a development stage company)

Notes to Consolidated Financial Statements

(Unaudited)

4. Stock-Based Compensation (continued)

Stock Options to Consultants (continued):

The assumed risk-free interest rate was based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected life of the option. The assumed volatility was calculated from the historical market prices of a selected group of publicly traded companies considered to be our peers; we use peer group data due to the fact that we have limited historical trading data. The expected option life is the remaining term of the option. The expected dividend yield of zero reflects that we have not paid cash dividends since inception and do not intend to pay cash dividends in the foreseeable future.

5. Commitments and Contingencies

We have licensed certain patents and other intellectual property rights related to the composition of our bioresorbable stent and our other biomaterial products. Terms of these licenses include provisions for royalty payments on future sales of products, if any, utilizing this technology, with provisions for minimum royalties once product sales begin. The amount of royalties varies depending upon type of product, use of product, stage of product, location of sale, and ultimate sales volume, and ranges from a minimum of approximately $25 per unit to a maximum of approximately $100 per unit sold, with license provisions for escalating minimum royalties that could be as high as $2,200,000 per year. Additionally, in the event we sublicense the technology and receive certain milestone payments, the licenses require that up to 40 percent of the milestone amounts be paid to the licensors.

Additional terms of the technology licenses include annual licensing payments of $175,000 until the underlying technology has been commercialized; the $175,000 for 2013 was paid and recorded to research and development expense during the first quarter of 2013. Terms of the licenses also include other payments to occur during commercialization that could total $950,000, payment of $350,000 upon a change in control of ownership, and payment of patent filing, maintenance, and defense fees. The license terms remain in effect until the last patent expires.

6. Net Loss Per Common Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method and the if-converted method, as applicable. For purpose of this calculation, common stock options and restricted stock subject to forfeiture are considered to be common stock equivalents and are included in the calculation of diluted net loss per share only when their effect is dilutive. For the three months ended March 31, 2012 and 2013, common stock options totaling 3,021,500 and 3,776,200 shares, respectively, and restricted stock subject to forfeiture totaling no shares and 74,250 shares, respectively, were excluded from the computation of diluted net loss per share because including them would have been antidilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q and with our consolidated financial statements and the related notes thereto that are contained in our Annual Report on Form 10-K for the year ended December 31, 2012. In addition to historical information, the following discussion and analysis includes forward-looking information that involves risks, uncertainties, and assumptions. Actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” in our Form 10-K for the year ended December 31, 2012.

Overview

We are a development stage medical device company that is focused on the development and eventual commercialization of our proprietary bioresorbable stent products. Stents are minimally invasive, implantable medical devices that are used by interventional cardiologists for the treatment of coronary artery disease. Stents help stabilize diseased arteries by propping them open and restoring blood flow. Our stent products are designed to provide the same benefits as traditional metal stents, with the additional benefit of being dissolved by the body over time. Our principal stent product family, named ReZolve®, combines our proprietary design with our proprietary bioresorbable polymer. We call ReZolve a scaffold because it is not a permanent device like a metal stent. ReZolve is designed to offer full x-ray visibility, clinically relevant sizing, and a controlled and safe resorption rate. In addition, by early encapsulation of the scaffold in the artery tissue, coupled with the loss of its structure over time, ReZolve may reduce the incidence of late forming blood clots, or thrombosis, a rare but serious problem associated with drug-eluting metal stents currently on the market. We have initiated clinical studies with ReZolve2 and anticipate this device will become our commercial product when, and if, we complete clinical trials and receive required regulatory approvals.

Our stent products have not yet been approved for sale and will require extensive clinical testing and regulatory approval before they can be sold and generate any revenue. In 2007, we enrolled patients in a small clinical study that proved the viability of our stent technology while confirming the areas needing further development. We have been developing and advancing our technology in both its design and polymer composition since that study and have undertaken significant laboratory and preclinical testing that has shown the technology to be safe and effective across various models. In December 2011 we began a clinical study of the ReZolve scaffold to evaluate its safety and performance; primary evaluations occur at one, six, and 12 months following implant and we follow the patients for a total of five years. We completed patient enrollment with ReZolve in July 2012 with 26 patients enrolled in multiple centers in Brazil and Europe. In March 2013 we initiated clinical studies with ReZolve2. Up to 125 patients will be enrolled in the ReZolve2 studies at multiple sites in Australia, Brazil, Europe, and New Zealand to provide the data needed to apply for regulatory approval to commercialize in Europe (or “CE Marking”). We will not generate revenue from our stent products until after we receive CE Marking or other regulatory approval. We currently anticipate receiving CE Marking and initiating commercial sales by the end of 2014. In order to produce large enough quantities of the device to accommodate commercial needs, including various sizes and lengths, we will need to scale-up our manufacturing processes and capabilities. We have begun preliminary development of the methods and processes for manufacturing scale-up and will continue these efforts during the remainder of 2013. We expect to validate the processes in 2014.

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

We perform all of our research and development activities from our location in San Diego, California. As of March 31, 2013, we had 80 employees, a significant number of whom are degreed professionals and six of whom are PhDs. We leverage our internal expertise with contract research and preclinical laboratories, catheter manufacturing, and other outside services as needed. We have three clean rooms and multiple engineering and chemistry labs at our facility, which is also our corporate and administrative office. We are ISO certified to the medical device standard 13485:2003 and intend to maintain the certification to support our commercialization plans.

Because we have not yet developed a product to a saleable stage, we have not generated any product or other revenues. Our development efforts have been funded with a variety of capital received from angel investors, venture capitalists, strategic partners, hedge funds, individuals, and the proceeds from our IPO. Since our inception, we have received approximately $153.8 million in equity proceeds and $28.5 million from issuance of notes payable (such notes payable were converted to common stock upon the IPO). As of March 31, 2013, we had approximately $38.5 million in cash and investments available for operations. We have incurred substantial losses since our inception. As of March 31, 2013, we had accumulated a deficit of approximately $179.9 million. We expect our losses to continue as we continue our development work and clinical testing. If these efforts are successful and we are able to obtain approval to sell our products, we expect to commence commercial sales in late 2014, at the earliest, and anticipate that operating profit and positive cash-flow would follow within a year thereafter, if we are able to achieve sufficient sales volumes and margins. While we work to test and commercialize our scaffold product, we also plan to identify other products from technologies we possess to either develop or out-license with the objective of generating licensing and product revenue.

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

Research and Development Expenses: Our research and development expenses arise from a combination of internal and external costs. Our internal costs primarily consist of employee salaries and benefits, facility and other overhead expenses, and engineering and other supplies that we use in our labs for prototyping, testing, and producing our stents and other product possibilities. Our external costs primarily consist of contract research, engineering consulting, polymer lasing costs, catheter system and anti-restenotic drug purchases, preclinical and clinical study expenses, and license fees paid for the technology underlying our polymer materials. All research and development costs are expensed when incurred. Through March 31, 2013, we have incurred approximately $107.7 million in research and development expenses since our inception, which represents approximately 74 percent of our cumulative operating expenses. The level of our research and development activities increased in 2012 and the first quarter of 2013 as we initiated another human clinical study and started development of final manufacturing processes and equipment to prepare for commercialization.

General and Administrative Expenses: Our general and administrative expenses consist primarily of salaries and benefits for our executive officers and administrative staff, corporate office and other overhead expenses, legal expenses including patent filing and maintenance costs, audit and tax fees, investor relations and other public company costs, and travel expenses. Although our patent portfolio is one of our most valuable assets, we record legal costs related to patent development, filing, and maintenance as expense when the costs are incurred since the underlying technology associated with these assets is purchased or incurred in connection with our research and development efforts and the future realizable value cannot be determined. Through March 31, 2013, we have incurred approximately $38.1 million in general and administrative expenses since our inception, which represents approximately 26 percent of our cumulative operating expenses. We anticipate that we will continue to invest in patents at similar levels as we have in the past. We anticipate that we will continue to expand our corporate infrastructure to prepare for commercial sales of our products, which will increase our selling, marketing, general and administrative expenses accordingly.

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

Preclinical and Clinical Study Costs: We expense research and development costs as incurred. Our preclinical and clinical study costs are incurred on a contract basis and generally span several accounting periods. Our preclinical studies generally range from 30 days to six months, with certain studies lasting up to six years. The majority of expenses for our preclinical studies occur upon study initiation, with maintenance and interim evaluation expenses occurring during the remainder of the study. Our clinical studies call for patient follow-up during a five-year period. A majority of expenses associated with our clinical studies occur upon patient enrollment; unless there is a medical complication, immaterial expenses will also occur upon periodic follow-up procedures. We record costs incurred under these preclinical and clinical study contracts as the work occurs and make payments according to contractual terms. Until a contract is completed, we estimate the amount of work performed and accrue for estimated costs that have been incurred but not paid. As actual costs become known, we adjust our accruals. We expect our preclinical activity to remain relatively unchanged but expect our clinical expense accruals to increase as we continue to initiate and enroll patients in clinical trials. As a public company, we make our estimates in short time frames, which may result in their being less accurate and subject to possible material changes, which could materially affect our accruals and results of operations within any fiscal period. To date, there have been no material changes in our preclinical and clinical study expense estimates, including our estimates for accrued clinical costs.

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

Results of Operations

During 2012 and 2013, our operating activities have been focused on testing, preparing, and enrolling patients with our ReZolve scaffold products. Additionally, in 2013 we began preparations for production scale-up, including testing of advanced polymers, designs, and delivery systems. Following are discussions of our 2013 operating results as compared to our 2012 operating results for our first fiscal quarter.

Comparison of the Three Months Ended March 31, 2012 and 2013

Our operating results for the three-month periods indicated are as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2012	2013	$	%
Research and development expense	$3,799	$4,197	$398	10%
General and administrative expense	$1,922	$2,146	$224	12%
Interest income	$28	$12	$(16)	(57%)
Other expense	$(5)	$—	$(5)	> (100%)

Research and development expense increased $398,000, or ten percent, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, primarily due to increases in expenses as we began commercialization development activities and prepared for and initiated the clinical study with our ReZolve2 scaffold. Personnel costs increased $337,000 primarily due to an approximate 30 percent increase in engineering and operations headcount and incentive compensation programs. Material costs, including scaffold components and catheter delivery system expenses, increased $103,000 as we produced supplies for clinical enrollment and continued testing and verification of the design and delivery system. Engineering consulting costs increased $100,000 as we outsourced unique non-recurring projects related to manufacturing processes. Clinical costs increased $54,000 as we prepared for and initiated the study with our ReZolve2 scaffold. Depreciation expense increased $53,000 primarily due to the addition of lab space and production equipment in 2012. Preclinical study costs decreased $188,000 as we moved from a preclinical to a clinical testing phase. The remainder of the change in research and development expense between periods is due to other individually immaterial items.

General and administrative expense increased $224,000, or 12 percent, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Increases included $175,000 in personnel costs, primarily as a result of stock-based and cash incentive compensation programs. Audit and tax fees increased $76,000. The remainder of the change in general and administrative expenses between periods resulted from other individually immaterial items.

Interest income decreased $16,000 for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 primarily as a result of lower cash and investable balances on which interest is earned.

Our other income and expense primarily arises from foreign currency exchange rates fluctuation following purchases of goods or services from foreign suppliers and is immaterial.

Liquidity and Capital Resources

Sources of Liquidity

We are considered a “development stage” enterprise, as we have not yet generated revenues from the sale of products. Although we have been researching and developing new technologies and product applications and we are studying our principal product in human clinical trials, we do not anticipate having a product available for sale until after we receive CE Marking or other regulatory approval. We currently anticipate that we will be approved for commercial sales by the end of 2014. Until revenue is generated from a saleable product, and at sales volumes and prices that provide profit and positive cash flows, we expect to continue to incur substantial operating losses and experience significant cash outflows. We have incurred losses since our inception in June 1998 and, through March 31, 2013, we had an accumulated deficit of approximately $179.9 million.

Sources of Liquidity (continued)

In December 2010 we completed an initial public offering (“IPO”) of our common stock on the Australian Securities Exchange in the form of CHESS Depositary Interests, or “CDIs,” primarily to investors in Australia, the United States, Hong Kong, and London. We issued 7,727,273 shares of common stock for gross proceeds of $84.3 million. Prior to our IPO, we funded our operations from a combination of private placements of our equity securities, for which we received aggregate net proceeds of $68.9 million, and issuances of notes payable, for which we received $28.5 million in net proceeds.

Based on our current operating plans, we believe that our cash and investments at March 31, 2013 of $38.5 million, which represents the remaining proceeds from our IPO, will be sufficient to meet our capital and operating needs beyond the next year and will be sufficient to satisfy our liquidity requirements and provide sufficient working capital to carry out our business objectives during that time.

Cash Flows

Our cash flows for the periods indicated are as follows (dollars in thousands):

	Three Months Ended March 31,
	2012	2013
Net cash used for operating activities	$(4,549)	$(5,380)
Net cash provided by (used for) investing activities	(347)	2,539
Net cash provided by financing activities	309	—

Net decrease in cash and cash equivalents	$(4,587)	$(2,841)

Net Cash Flow from Operating Activities

Net cash used for operating activities during the first three months of 2012 primarily comprised the net loss of $5.7 million. A total of $83,000 was due to the net changes in operating assets and liabilities. Non-cash expenses included $139,000 of depreciation and amortization, $847,000 of stock-based compensation, and $80,000 of other expenses.

Net cash used for operating activities during the first three months of 2013 primarily comprises the net loss of $6.3 million. A total of $230,000 was due to the net changes in operating assets and liabilities. Non-cash expenses included $194,000 of depreciation and amortization, $982,000 of stock-based compensation, and $5,000 of other expenses.

Net Cash Flow from Investing Activities

Net cash used in investing activities during the first three months of 2012 consisted of $1.3 million in purchases of equipment and leasehold improvements and $249,000 for purchases of long-term investment securities. These purchases were offset by $1.2 million in receipts upon the maturity of short-term investments.

Net cash used in investing activities during the first three months of 2013 consisted of $198,000 in purchases of lab and other equipment and $2.7 million in receipts upon the maturity of short-term investments.

Net Cash Flow from Financing Activities

Cash provided by financing activities during the first three months of 2012 resulted solely from issuances of common stock upon the exercise of employee stock options.

Operating Capital and Capital Expenditure Requirements

To date, we have not commercialized any products. We do not anticipate generating any revenue unless and until we successfully receive CE Marking or other regulatory approval for, and begin selling, the ReZolve2 scaffold or selling or licensing one of our other product possibilities. We anticipate that we will continue to incur substantial net losses until at least through 2014 as we continue our development work, conduct and complete preclinical and clinical trials, expand our corporate infrastructure, and prepare for the potential commercial launch of our products.

We believe that our existing cash and investments will be sufficient to meet our anticipated cash requirements beyond the next year. If our available cash and cash equivalents are insufficient to satisfy our liquidity requirements, or if we develop additional products or pursue additional applications for our products, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. For example, we will need to raise additional funds in order to build a sales force and commercialize our products. Any such required additional capital, if and when needed, may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay, or eliminate some or all of our planned clinical trials, research, development, and commercialization activities, which could materially harm our business.

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

Contractual Obligations, Commitments, and Contingencies

The following table summarizes our outstanding contractual obligations as of March 31, 2013:

	Payments Due by Period
	< 1 Year	1-3 Years	3-5 Years	Total
Operating lease obligations	$612	$1,279	$1,290	$3,181
Purchase obligations	258	18	—	276

Total contractual obligations	$870	$1,297	$1,290	$3,457

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risks during the quarter ended March 31, 2013.

Interest Rate Sensitivity

Our cash and short-term investments of $38.5 million as of March 31, 2013 consisted of cash and time deposits that will be used for working capital purposes. We have the positive intent and ability to hold our investments to maturity. We do not enter into investments for trading or speculative purposes. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates in the U.S. Because of the short durations to maturity of our investments and our positive intent and ability to hold them to maturity, we do not believe we have any material exposure to changes in their fair values as a result of changes in interest rates.

Foreign Currency Risk

To date, our purchases from foreign suppliers and consultants have been minimal and have been denominated primarily in the currencies of Australia and the European Union. As our clinical studies expand we will have increased exposure to foreign currency exchange rate fluctuations. We do not enter into foreign currency hedging transactions. Although our German subsidiary is non-operational, its functional currency is the Euro; accordingly, the effects of exchange rate fluctuations on the net assets of the subsidiary are accounted for as translation gains or losses, a component of Comprehensive Loss. These translations adjustments have been immaterial to our consolidated financial statements through March 31, 2013. A change of ten percent or more in foreign currency exchange rates of the Australian dollar or the Euro would have a material impact on our financial position and results of operations if we continue or increase our purchases denominated in these currencies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We may from time to time become subject to various claims and legal actions during the ordinary course of our business. We are not party to any legal proceedings at the date of filing of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Our business is subject to various risks, including those described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which we strongly encourage you to review. There have been no material changes during the three months ended March 31, 2013, from the risk factors disclosed in Item 1A of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

In December 2010, we closed our initial public offering, in which we sold 77,272,730 CDIs, representing 7,727,273 shares of our common stock, at a price to the public of A$1.10 per CDI or A$11.00 per share. The aggregate offering price for CDIs sold in the offering was A$85.0 million (which equated to approximately US$84.3 million). The offer and sale of all of the CDIs in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-168852). We raised approximately $76.2 million in net proceeds after deducting placement agent fees and other offering expenses. Of the net proceeds received in the initial public offering, we had expected to use approximately:

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

REVA Medical, Inc.

Date: May 8, 2013	/s/ Robert B. Stockman
Robert B. Stockman
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2013	/s/ Katrina L. Thompson
Katrina L. Thompson
Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

		Filed with this Form 10-Q	Incorporated by Reference
Exhibit Number	Description of Exhibits		Form	File No.	Date Filed

3.1	Amended and Restated Certificate of Incorporation		S-1/A	333-168852	10/22/2010

3.2	Amended and Restated Bylaws		S-1/A	333-168852	10/22/2010

4.1	Form of Stock Certificate		S-1/A	333-168852	11/12/2010

4.2	Form of Amended and Restated Investors’ Rights Agreement, by and among REVA Medical, Inc. and the holders of our preferred stock set forth therein		S-1/A	333-168852	11/12/2010

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1 *	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X

99.1	Section 13 of the ASX Settlement Rules		S-1/A	333-168852	10/22/2010

101.INS **	XBRL Instance Document	X

101.SCH **	XBRL Taxonomy Extension Schema Document	X

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document	X

101. PRE **	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of REVA Medical, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.