Form 10-Q
period 2013-06-30
REVA Medical, Inc.
filed 2013-08-08
CIK 1496268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 000-54192

REVA MEDICAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0810505
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5751 Copley Drive San Diego, CA 92111	(858) 966-3000
(Address of principal executive offices,	(Registrant’s telephone number
including zip code)	including area code)

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

As of August 1, 2013, a total of 33,250,053 shares of the registrant’s Common Stock, $0.0001 par value per share, were outstanding.

REVA MEDICAL, INC.

FORM 10-Q — QUARTERLY REPORT

For the Quarter Ended June 30, 2013

REFERENCES

Corporate Information

We incorporated in Delaware in October 2010. Our principal executive offices are located at 5751 Copley Drive, San Diego, California 92111 USA. Our telephone number is (858) 966-3000 and our website address is www.revamedical.com. The information on, or accessible through, our website is not part of this report. Unless the context implies otherwise, references in this report and the information incorporated herein by reference to “REVA Medical,” “REVA,” the “Company,” “we,” “us,” and “our” refer to REVA Medical, Inc.

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

PART I.  FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

REVA Medical, Inc.

(a development stage company)

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,	June 30,
	2012	2013
		(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$38,876	$31,022
Short-term investments	5,223	1,988
Prepaid expenses and other current assets	417	364
Total Current Assets	44,516	33,374
Property and equipment, net	2,821	3,272
Other assets	60	60
Total Assets	$47,397	$36,706

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$656	$1,136
Accrued expenses and other current liabilities	1,537	1,375
Total Current Liabilities	2,193	2,511
Long-term liabilities	578	520
Total Liabilities	2,771	3,031

Commitments and Contingencies (Note 5)

Stockholders’ Equity:
Common stock — $0.0001 par value; 100,000,000 shares authorized; 33,132,203 and 33,250,053 shares issued and outstanding at December 31, 2012 and June 30, 2013 respectively	3	3
Class B common stock — $0.0001 par value; 25,000,000 shares authorized; no shares issued or outstanding	—	—
Undesignated preferred stock — $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	218,210	220,237
Deficit accumulated during the development stage	(173,587)	(186,565)
Total Stockholders’ Equity	44,626	33,675
Total Liabilities and Stockholders’ Equity	$47,397	$36,706

The accompanying notes are an integral part of these financial statements.

REVA Medical, Inc.

(a development stage company)

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

					Period from
	Three Months Ended		Six Months Ended		June 3, 1998
	June 30,		June 30,		(inception) to
	2012	2013	2012	2013	June 30, 2013
Operating Expense:
Research and development	$4,024	$4,582	$7,823	$8,779	$112,323
General and administrative	1,926	2,084	3,848	4,230	40,160
Loss from operations	(5,950)	(6,666)	(11,671)	(13,009)	(152,483)

Other Income (Expense):
Interest income	26	7	54	19	1,394
Related party interest expense	—	—	—	—	(21,113)
Interest expense	—	—	—	—	(952)
Interest from amortization of notes payable premium	—	—	—	—	2,283
Change in fair value of preferred stock rights and warrant liabilities	—	—	—	—	1,795
Loss on extinguishment of notes payable	—	—	—	—	(13,285)
Other income (expense)	9	12	4	12	(31)
Net Loss	(5,915)	(6,647)	(11,613)	(12,978)	(182,392)
Cumulative dividends and deemed dividends on Series H convertible preferred stock	—	—	—	—	(10,695)
Net Loss Attributable to Common Stockholders	$(5,915)	$(6,647)	$(11,613)	$(12,978)	$(193,087)

Net Loss Per Common Share:
Net loss per share, basic and diluted	$(0.18)	$(0.20)	$(0.35)	$(0.39)
Shares used to compute net loss per share, basic and diluted	33,087,346	33,114,941	33,050,677	33,106,494

Other Comprehensive Loss:
Net loss	$(5,915)	$(6,647)	$(11,613)	$(12,978)	$(182,392)
Foreign currency translation adjustments	(1)	—	(1)	—	—
Comprehensive Loss	(5,916)	(6,647)	(11,614)	(12,978)	(182,392)
Cumulative dividends and deemed dividends on Series H convertible preferred stock	—	—	—	—	(10,695)
Comprehensive Loss Attributable to Common Stockholders	$(5,916)	$(6,647)	$(11,614)	$(12,978)	$(193,087)

The accompanying notes are an integral part of these financial statements.

REVA Medical, Inc.

(a development stage company)

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

			Period from
	Six Months Ended		June 3, 1998
	June 30,		(inception) to
	2012	2013	June 30, 2013
Cash Flows from Operating Activities:
Net loss	$(11,613)	$(12,978)	$(182,392)
Non-cash adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	311	401	4,371
Loss on property and equipment disposal and impairment	—	1	586
Stock-based compensation	1,659	2,008	10,623
Interest on notes payable	—	—	8,562
Repayment premium on notes payable	—	—	11,100
Loss on change in fair value of preferred stock warrant liability	—	—	970
Gain on change in fair value of preferred stock rights liability	—	—	(2,765)
Loss on extinguishment of notes payable	—	—	13,285
Other non-cash expenses	58	9	159
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	494	53	(364)
Other assets	—	—	(60)
Accounts payable	212	88	744
Accrued expenses and other current liabilities	67	(171)	1,286
Long-term liabilities	64	(58)	461
Net cash used for operating activities	(8,748)	(10,647)	(133,434)

Cash Flows from Investing Activities:
Purchases of property and equipment	(1,673)	(461)	(8,004)
Sales of property and equipment	—	—	167
Purchases of investments	(996)	—	(25,101)
Maturities of investments	1,494	3,235	23,113
Net cash provided by (used for) investing activities	(1,175)	2,774	(9,825)

Cash Flows from Financing Activities:
Proceeds from issuances of convertible preferred stock, net of costs	—	—	68,917
Proceeds from issuances of common stock	310	19	85,307
Initial public offering costs	—	—	(8,068)
Proceeds from exercises of warrants	—	—	263
Repurchases of stock	—	—	(638)
Proceeds from issuances of notes payable	—	—	28,600
Repayments of notes payable	—	—	(100)
Net cash provided by financing activities	310	19	174,281
Effect of foreign exchange rates	(1)	—	—
Net increase (decrease) in cash and cash equivalents	(9,614)	(7,854)	31,022
Cash and cash equivalents at beginning of period	59,161	38,876	—

Cash and cash equivalents at the end of period	$49,547	$31,022	$31,022

Supplemental Cash and Non-Cash information
Cash paid for interest	$—	$—	$126
Non-cash conversions of notes payable, accrued interest, note premiums and discounts, preferred stock, non-voting common stock, preferred warrants, and common warrants upon initial public offering in December 2010	$—	$—	$120,349

Non-cash property and equipment purchases in accounts payable	$—	$392	$392

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

Our consolidated financial statements include the accounts of REVA and our wholly owned subsidiary. All intercompany transactions and balances, if any, have been eliminated in consolidation. The consolidated balance sheet as of June 30, 2013, the consolidated statements of operations and comprehensive loss and of cash flows for the three and six months ended June 30, 2012 and 2013 and the period from June 3, 1998 (inception) through June 30, 2013 are unaudited. The interim financial statements have been prepared on the same basis as our annual financial statements and, in our opinion, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair statement of the results of these interim periods have been included. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or for any other interim period.

Development Stage and Capital Resources:  We are considered a “development stage” enterprise, as we have not yet generated revenue from the sale of products. Although we have been researching and developing new technologies and product applications and are conducting clinical trials of our bioresorbable stent, we do not anticipate having a product available for sale until we receive regulatory approval to commercialize in Europe (“CE Marking”) or other regulatory approval, which we expect will be late 2014 at the earliest. Until revenue is generated from a saleable product, and for a period of time thereafter until we achieve sufficient sales volumes and operating margins, we expect to continue to incur substantial operating losses and experience significant net cash outflows. We believe that we have sufficient capital to fund our operations at least through the next 12 months from the remaining IPO proceeds.

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

REVA Medical, Inc.

(a development stage company)

Notes to Consolidated Financial Statements

(Unaudited)

2.  Balance Sheet Details

Investments:   We invest excess cash in high-quality marketable securities. Our investments are classified as either short- or long-term based on their maturity dates; investments with a maturity of less than one year are classified as short-term and all others are classified as long-term. We have categorized the investments as “held-to-maturity” based on our intent and ability to hold to maturity. Our investments are stated at cost; their fair value is determined each reporting period through quoted market prices of similar instruments in active markets, which is a Level 2 category in the fair value hierarchy according to GAAP. During the reporting period there were no declines in fair value that were deemed to be other than temporary and no transfers between hierarchy levels. Our marketable security investment balances, grouped as time deposits, are as follows:

	Cost	Gross Unrealized Losses	Fair Value
	(in thousands)
As of December 31, 2012:
Time deposits due in one year or less	$5,223	$(8)	$5,215

As of June 30, 2013:
Time deposits due in one year or less	$1,988	$(1)	$1,987

Components of our property and equipment and accrued expenses and other current liabilities are as follows:

	December 31,	June 30,
	2012	2013
	(in thousands)
Property and equipment:
Furniture, office equipment, and software	$569	$646
Laboratory equipment	3,816	4,479
Leasehold improvements	1,838	1,945

	6,223	7,070
Accumulated depreciation and amortization	(3,402)	(3,798)

	$2,821	$3,272

Accrued expenses and other current liabilities:
Accrued salaries and other employee costs	$1,123	$785
Accrued operating expenses	288	492
Accrued use taxes and other	126	98

	$1,537	$1,375

3.  Income Taxes

We have reported net losses for all periods through June 30, 2013; therefore, no provision for income taxes has been recorded since our inception. The net operating loss carryforwards arising from our net losses may be available to offset future taxable income for income tax purposes; however, under Internal Revenue Code (“IRC”) Sections 382 and 383, use of the net operating loss carryforwards, as well as our research tax credit carryforwards, may be limited based on cumulative changes in ownership. We have established a valuation allowance against our net deferred tax assets due to the uncertainty surrounding the realization of those assets and we, therefore, have no deferred asset or liability balance for any reporting period. We periodically evaluate the recoverability of the deferred tax assets and, when it is determined that it is more-likely-than-not that the deferred tax assets are realizable, the valuation allowance will be reduced. Due to our valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

REVA Medical, Inc.

(a development stage company)

Notes to Consolidated Financial Statements

(Unaudited)

4.  Stock-Based Compensation

The Plan: Our 2010 Equity Incentive Plan was a follow-on to our 2001 Stock Option/Stock Issuance Plan and the two plans are collectively referred to as the “Plan.” The Plan provides for restricted stock awards as well as for grants of incentive and non-qualified stock options for purchase of our common stock at a price per share equal to the closing market price on the date of grant. The number of shares reserved for issuance under the Plan may be increased annually by up to three percent of the outstanding stock of the Company and on January 1, 2013, an additional 993,966 shares were reserved for issuance under the Plan. An aggregate of 6,654,684 shares are reserved for issuance under the Plan as of June 30, 2013.

The term of the options granted under the Plan may not exceed ten years. The majority of options granted prior to 2010 vest over five years, with 20 percent vesting on each annual anniversary of the vesting commencement date. Beginning in 2010, with the adoption of the 2010 Equity Incentive Plan, the option grants vest over four years, with 25 percent vesting on the one-year anniversary of the vesting commencement date and the remaining 75 percent vesting in equal monthly installments thereafter. All vesting is subject to continued service to the Company. All of our stock options are exercisable at any time but, if exercised, are subject to a lapsing right of repurchase by us at the exercise price until fully vested.

Option activity under the Plan is as follows:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price

Balance at December 31, 2011	3,304,000	$6.99
Granted	544,000	$5.95
Cancelled	(9,300)	$12.64
Exercised	(288,700)	$1.11

Balance at December 31, 2012	3,550,000	$7.30
Granted	489,500	$5.31
Cancelled	(42,500)	$2.00
Exercised	(30,350)	$0.61

Balance at June 30, 2013	3,966,650	$7.16

Prior to 2011, we had not awarded any restricted stock under the Plan. During 2011 we awarded 5,000 shares of restricted stock; 50 percent of the award vested in May 2011, 25 percent vested in May 2012, and the remaining 25 percent vested in May 2013. During July 2012, January 2013, and May 2013, we awarded 33,000, 40,000, and 47,500 shares, respectively, of restricted stock; 25 percent of these awards will vest on each annual anniversary date of award.

No tax benefits arising from stock-based compensation have been recognized in the consolidated statements of operations and comprehensive loss through June 30, 2013.

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

REVA Medical, Inc.

(a development stage company)

Notes to Consolidated Financial Statements

(Unaudited)

4.  Stock-Based Compensation (continued)

Stock Options and Restricted Stock to Employees (continued):

Expense recorded for employee options and awards under the Plan is as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013

Research and development	$204	$266	$408	$534
General and administrative	618	763	1,234	1,470

Total stock-based compensation	$822	$1,029	$1,642	$2,004

The fair values of options granted were estimated using the following weighted average assumptions:

	Six Months Ended
	June 30,
	2012	2013

Risk-free interest rate	1.18%	1.27 - 1.51%
Expected volatility of common stock	62.1%	60.1%
Expected life — years	6.25	6.25
Dividend yield	0.0%	0.0%

The assumed risk-free interest rate was based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected life of the option. The assumed volatility was calculated from the historical market prices of a selected group of publicly traded companies considered to be our peers; we use peer group data due to the fact that we have limited historical trading data. The expected option life was calculated using the simplified method under the accounting standard for stock compensation and a ten-year option expiration; we use the simplified method because we do not yet have adequate history as a public company to establish a reasonable expected life. The expected dividend yield of zero reflects that we have not paid cash dividends since inception and do not intend to pay cash dividends in the foreseeable future. The options granted to employees during the six months ended June 30, 2013 had a weighted average grant date fair value of $2.98.

The fair value of our restricted stock awards is calculated using the closing market price on the date of award.

The aggregate intrinsic value of options exercised during the six months ended June 30, 2012 and 2013 was $1.3 million and $142,000, respectively.

Stock Options to Consultants:  We account for stock options granted to consultants at their fair value. Under this method, the fair value is estimated at each reporting date during the vesting period using the Black-Scholes option-pricing model. The resulting stock-based compensation expense, or income if the fair value declines in a reporting period, is recorded over the consultant’s service period. During September 2009, consultants were granted options to purchase 50,000 shares of common stock. Stock-based compensation arising from these options, which was recorded to research and development, totaled expense of $9,000 and income of $3,000 for the three months ended June 30, 2012 and 2013, respectively and expense of $17,000 and $4,000 for the six months ended June 30, 2012 and 2013, respectively. The fair value of unvested consultant options at June 30, 2012 and 2013 was estimated to be $5.19 and $4.05 per share, respectively, based on the following assumptions:

REVA Medical, Inc.

(a development stage company)

Notes to Consolidated Financial Statements

(Unaudited)

4.  Stock-Based Compensation (continued)

Stock Options to Consultants (continued):

	Six Months Ended
	June 30,
	2012	2013

Risk-free interest rate	1.11%	1.96%
Expected volatility of common stock	62.1%	60.1%
Expected life — years	7.21	6.21
Dividend yield	0.0%	0.0%

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

6.  Net Loss Per Common Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method and the if-converted method, as applicable. For purpose of this calculation, common stock options and restricted stock subject to forfeiture are considered to be common stock equivalents and are included in the calculation of diluted net loss per share only when their effect is dilutive. For the six months ended June 30, 2012 and 2013, common stock options totaling 3,127,000 and 3,966,650 shares, respectively, and restricted stock subject to forfeiture totaling no and 120,500 shares, respectively, were excluded from the computation of diluted net loss per share because including them would have been antidilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q and with our consolidated financial statements and the related notes thereto that are contained in our Annual Report on Form 10-K for the year ended December 31, 2012. In addition to historical information, the following discussion and analysis includes forward-looking statements that involve risks, uncertainties, and assumptions. Forward-looking statements are all statements other than statements of historical facts, such as those statements regarding the projected timing and plans to complete clinical and regulatory evaluations, projected timing of our receipt of regulatory approvals and commencement of commercial sales, anticipated future net losses from operations and anticipated cash and capital requirements.

We caution readers that forward-looking statements are not guarantees of future performance and actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” in our Form 10-K for the year ended December 31, 2012. Investors are cautioned that many of the assumptions on which our forward-looking statements are based are likely to change after our forward-looking statements are made, Further, we may make changes to our business plans that could or will affect our results. We caution investors that we do not intend to update our forward-looking statements more frequently than quarterly notwithstanding any changes in our assumptions, changes in our business plans, our actual experience, or other changes, and we undertake no obligation to update any forward-looking statements.

Overview

We are a development stage medical device company that is focused on the development and eventual commercialization of our proprietary bioresorbable stent products. Stents are minimally invasive, implantable medical devices that are used by interventional cardiologists for the treatment of coronary artery disease. Stents help stabilize diseased arteries by propping them open and restoring blood flow. Our stent products are designed to provide the same benefits as traditional metal stents, with the additional benefit of being dissolved by the body over time. Our principal stent product family, named ReZolve®, combines our proprietary design with our proprietary bioresorbable polymer. We call ReZolve a scaffold because it is not a permanent device like a metal stent. ReZolve is designed to offer full x-ray visibility, clinically relevant sizing, and a controlled and safe resorption rate. In addition, by early encapsulation of the scaffold in the artery tissue, coupled with the loss of its structure over time, ReZolve may reduce the incidence of late forming blood clots or otherwise reduce long-term disease progression, potential benefits of bioresorbable scaffolds that have yet to be proven. We have initiated clinical studies with ReZolve2 and anticipate marketing and selling this device commercially after, and if, we complete clinical trials and receive required regulatory approvals.

Our stent products have not yet been approved for sale; they require extensive clinical testing results and regulatory approval before they can be sold and generate any revenue. In 2007, we enrolled patients in a small clinical study that proved the viability of our stent technology while confirming the areas needing further development. We have been developing and advancing our technology in both its design and polymer composition since that study and have undertaken significant laboratory and preclinical testing that has shown the technology to be safe and effective across various models. In December 2011 we began a clinical study of the ReZolve scaffold to evaluate its safety and performance; primary evaluations occur at one, six, and 12 months following implant and we follow the patients for a total of five years. We completed patient enrollment with ReZolve in July 2012 with 26 patients enrolled in multiple centers in Brazil and Europe. In March 2013 we initiated clinical studies with ReZolve2. Up to 125 patients will be enrolled in the ReZolve2 studies at multiple sites in Australia, Brazil, Europe, and New Zealand to provide the data needed to apply for CE Marking, which is the European regulatory approval. We will not generate revenue from our stent products until after we receive CE Marking or other regulatory approval. We currently anticipate receiving CE Marking by the end of 2014 and initiating commercial sales shortly thereafter. In order to produce large enough quantities of the device to accommodate commercial needs, including various sizes and lengths, we will need to scale-up our manufacturing processes and capabilities. We have been designing and implementing the methods and processes for manufacturing scale-up and will continue these efforts during the remainder of 2013 and into 2014.

We have invented, co-invented, and licensed a portfolio of proprietary technologies. Our design-related technologies have been invented by our employees and consultants and our materials-related technologies have been either invented by our employees or licensed from, or co-invented with, Rutgers, The State University of New Jersey. We consider our patent portfolio to be significant and have invested considerable time and funds to develop and maintain it. As the clinical enrollment of our ReZolve2 scaffold and the manufacturing scale-up activities have progressed, and as our resources became available, we started initial feasibility tests on additional technologies in our patent portfolio. If feasibility of any of these technologies is proven, we intend to determine a course of development for potential products to provide a follow-on product pipeline.

We perform all of our research and development activities from our location in San Diego, California. As of June 30, 2013, we had 80 employees, a significant number of whom are degreed professionals and six of whom are PhDs. We leverage our internal expertise with contract research and preclinical laboratories, catheter manufacturing, and other outside services as needed. We have three clean rooms and multiple engineering and chemistry labs at our facility, which is also our corporate and administrative office. We are ISO certified to the medical device standard 13485:2003 and intend to maintain the certification to support our commercialization plans.

Because we have not yet developed and tested a product to a saleable stage, we have not generated any product or other revenues. Our development efforts have been funded with a variety of capital received from angel investors, venture capitalists, strategic partners, hedge funds, individuals, and the proceeds from our IPO. Since our inception, we have received approximately $153.8 million in equity proceeds and $28.5 million from issuance of notes payable (such notes payable were converted to common stock upon the IPO). As of June 30, 2013, we had approximately $33.0 million in cash and investments available for operations. We have incurred substantial losses since our inception. As of June 30, 2013, we had accumulated a deficit of approximately $186.6 million. We expect our losses to continue as we continue our development work and clinical testing. If these efforts are successful and we are able to obtain approval to sell our products, we expect to commence commercial sales shortly after obtaining CE Marking, which we currently anticipate receiving by the end of 2014, and anticipate that operating profit and positive cash-flow would follow within a year thereafter, if we are able to achieve sufficient sales volumes and margins. While we work to test and commercialize our scaffold product, we are also working to identify other products from technologies we possess to either develop or out-license with the objective of generating licensing and product revenue.

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

Research and Development Expenses:  Our research and development expenses arise from a combination of internal and external costs. Our internal costs primarily consist of employee salaries and benefits, facility and other overhead expenses, and engineering and other supplies that we use in our labs for prototyping, testing, and producing our stents and other product possibilities. Our external costs primarily consist of contract research, engineering consulting, polymer lasing costs, catheter system and anti-restenotic drug purchases, preclinical and clinical study expenses, and license fees paid for the technology underlying our polymer materials. All research and development costs are expensed when incurred. Through June 30, 2013, we have incurred approximately $112.3 million in research and development expenses since our inception, which represents approximately 74 percent of our cumulative operating expenses. The level of our research and development activities increased in 2012 and through the first half of 2013 as we initiated another human clinical study and started development of final manufacturing processes and equipment to prepare for commercialization.

General and Administrative Expenses:  Our general and administrative expenses consist primarily of salaries and benefits for our executive officers and administrative staff, corporate office and other overhead expenses, legal expenses including patent filing and maintenance costs, audit and tax fees, investor relations and other public company costs, and travel expenses. Although our patent portfolio is one of our most valuable assets, we record legal costs related to patent development, filing, and maintenance as expense when the costs are incurred since the underlying technology associated with these assets is purchased or incurred in connection with our research and development efforts and the future realizable value cannot be determined. Through June 30, 2013, we have incurred approximately $40.2 million in general and administrative expenses since our inception, which represents approximately 26 percent of our cumulative operating expenses. We anticipate that we will continue to invest in patents at similar levels as we have in the past. We anticipate that we will continue to expand our corporate infrastructure to prepare for commercial sales of our products, which will increase our selling, marketing, and other general and administrative expenses accordingly.

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

While we have other key accounting policies that are less subjective and their application would not have a material impact on our reported results, we believe the following accounting policies involve a greater degree of judgment and complexity than our other accounting policies and, therefore, are the most critical to understanding and evaluating our consolidated financial condition and results of operations.

Preclinical and Clinical Study Costs:  We expense research and development costs, which include study costs, as incurred. Our preclinical and clinical study costs are incurred on a contract basis and generally span several accounting periods. Our preclinical studies generally range from 30 days to six months, with certain studies lasting up to seven years. The majority of expenses for our preclinical studies occur upon study initiation, with maintenance and interim evaluation expenses occurring during the remainder of the study. Our clinical studies call for patient follow-up during a five-year period. A majority of expenses associated with our clinical studies occur upon patient enrollment; unless there is a medical complication, immaterial expenses will also occur upon periodic follow-up procedures. We record costs incurred under these preclinical and clinical study contracts as the work occurs and make payments according to contractual terms. Until a contract is completed, we estimate the amount of work performed and accrue for estimated costs that have been incurred but not paid. As actual costs become known, we adjust our accruals. We expect our preclinical activity to remain relatively unchanged but expect our clinical expense accruals to continue to increase as we continue to enroll patients in clinical trials. As a public company, we make our estimates in short time frames, which may result in their being less accurate and subject to possible material changes, which could materially affect our accruals and results of operations within any fiscal period. To date, there have been no material changes in our preclinical and clinical study expense estimates, including our estimates for accrued clinical costs.

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

Stock-Based Compensation (continued):  For options granted to consultants, we estimate the fair value at the date of grant and at each subsequent accounting date and record compensation expense based on the fair value during the service period of the consultant, which is generally a five-year vesting period. We estimate the fair value by using the Black-Scholes option pricing model with the same approach to inputs and assumptions as we use to estimate the fair value of options granted to employees, except we use the remaining term as the expected life of the option. As a result of our use of estimates, if factors change and we use different assumptions, the amount of our stock-based compensation expense could be materially different in the future. We expect to continue granting options at levels similar to that in 2012 and the first half of 2013 and increase the level of restricted stock awards. Accordingly, we expect our stock-based compensation to continue to increase modestly in the future.

Results of Operations

During 2012 and the first half of 2013, our operating activities have been focused on testing, preparing, and enrolling patients with our ReZolve scaffold products. Additionally, in 2013 we began preparations for production scale-up, including testing of advanced polymers, designs, and delivery systems. Following are discussions of our 2013 operating results as compared to our 2012 operating results for our second quarter and six-month periods.

Comparison of the Three Months Ended June 30, 2012 and June 30, 2013

Our operating results for the three-month periods indicated are as follows (dollars in thousands):

	Three Months Ended
	June 30,		Change
	2012	2013	$	%

Research and development expense	$4,024	$4,582	$558	14%
General and administrative expense	$1,926	$2,084	$158	8%
Interest income	$26	$7	$(19)	(73)%
Other expense	$9	$12	$3	33%

Research and development expense increased $558,000, or 14 percent, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, primarily due to increases in expenses as we began commercialization development activities and prepared for and initiated the clinical study with our ReZolve2 scaffold during the first six months in 2013. Clinical costs increased $350,000 as we prepared for and initiated the study with our ReZolve2 scaffold. Personnel costs increased $263,000 primarily due to an approximate 13 percent increase in engineering and operations headcount and incentive compensation programs. Engineering consulting costs increased $254,000 as we outsourced unique non-recurring projects related to manufacturing processes. Depreciation expense increased $34,000 primarily due to the addition of lab space and production equipment in 2012. Material costs, including scaffold components and catheter delivery system expenses, decreased $204,000 as we transitioned from testing and verification of the materials to producing supplies for clinical enrollment. Preclinical study costs decreased $170,000 as we moved from a preclinical to a clinical testing phase. The remainder of the change in research and development expense between periods is due to other individually immaterial items.

General and administrative expense increased $158,000, or 8 percent, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Increases included $282,000 in personnel costs, primarily as a result of stock-based and cash incentive compensation programs, and $45,000 in audit and tax fees. Decreases included $127,000 in legal fees and $39,000 in industry conference costs, both due to the timing of activities. The remainder of the change in general and administrative expenses between periods resulted from other individually immaterial items.

Interest income decreased $19,000 for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 primarily as a result of lower cash and investable balances on which interest is earned.

Our other income primarily arises from foreign currency exchange rate fluctuations following purchases of goods or services from foreign suppliers and is immaterial.

Comparison of the Six Months Ended June 30, 2012 and June 30, 2013

Our operating results for the six-month periods indicated are as follows (dollars in thousands):

	Six Months Ended
	June 30,		Change
	2012	2013	$	%

Research and development expense	$7,823	$8,779	$956	12%
General and administrative expense	$3,848	$4,230	$382	10%
Interest income	$54	$19	$(35)	(65)%
Other expense	$4	$12	$8	> (100)%

Research and development expense increased $956,000, or 12 percent, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012, primarily due to increases in expenses as we began commercialization development activities and prepared for and initiated the clinical study with our ReZolve2 scaffold during the first six months of 2013. Personnel costs increased $600,000 primarily due to an approximate 17 percent increase in engineering and operations headcount and incentive compensation programs. Clinical costs increased $404,000 as we prepared for and initiated the study with our ReZolve2 scaffold. Engineering consulting costs increased $354,000 as we outsourced unique non-recurring projects related to manufacturing processes. Depreciation expense increased $87,000 primarily due to the addition of lab space and production equipment in 2012. Material costs, including scaffold components and catheter delivery system expenses, decreased $101,000 as we transitioned from testing and verification of the materials to producing supplies for clinical enrollment. Preclinical study costs decreased $358,000 as we moved from a preclinical to a clinical testing phase. The remainder of the change in research and development expense between periods is due to other individually immaterial items.

General and administrative expense increased $382,000, or ten percent, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Increases included $457,000 in personnel costs, primarily as a result of stock-based and cash incentive compensation programs and $121,000 in audit and tax fees. Decreases included $97,000 in legal fees and $40,000 industry conference costs. The remainder of the change in general and administrative expenses between periods resulted from other individually immaterial items.

Interest income decreased $35,000 for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily as a result of lower cash and investable balances on which interest is earned.

Our other income primarily arises from foreign currency exchange rate fluctuations following purchases of goods or services from foreign suppliers and is immaterial.

Liquidity and Capital Resources

Sources of Liquidity

We are considered a “development stage” enterprise, as we have not yet generated revenues from the sale of products. Although we have been researching and developing new technologies and product applications and we are studying our principal product in human clinical trials, we do not anticipate having a product available for sale until after we receive CE Marking or other regulatory approval. We currently anticipate that we will be approved for commercial sales by the end of 2014. Until revenue is generated from a saleable product, and at sales volumes and product margins that provide profit and positive cash flows, we expect to continue to incur substantial operating losses and experience significant cash outflows. We have incurred losses since our inception in June 1998 and, through June 30, 2013, we had an accumulated deficit of approximately $186.6 million.

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

Based on our current operating plans, we believe that our cash and investments at June 30, 2013 of $33.0 million, which represents the remaining proceeds from our IPO, will be sufficient to meet our capital and operating needs at least through the next 12 months and will be sufficient to satisfy our liquidity requirements and provide sufficient working capital to carry out our business objectives during that time.

Cash Flows

Our cash flows for the periods indicated are as follows (dollars in thousands):

	Six Months Ended
	June 30,
	2012	2013

Net cash used for operating activities	$(8,748)	$(10,647)
Net cash provided by (used for) investing activities	(1,175)	2,774
Net cash provided by financing activities	310	19
Effect of foreign exchange rates	(1)	—

Net decrease in cash and cash equivalents	$(9,614)	$(7,854)

Net Cash Flow from Operating Activities

Net cash used for operating activities during the first six months of 2012 primarily comprised the net loss of $11.6 million. A total of $837,000 was provided from the net changes in operating assets and liabilities. Non-cash expenses included $311,000 of depreciation and amortization, $1.7 million of stock-based compensation, and $58,000 of other expenses.

Net cash used for operating activities during the first six months of 2013 primarily comprises the net loss of $13.0 million. A total of $88,000 was used for the net changes in operating assets and liabilities. Non-cash expenses included $401,000 of depreciation and amortization, $2.0 million of stock-based compensation, and $10,000 of other expenses and losses.

Net Cash Flow from Investing Activities

Net cash used in investing activities during the first six months of 2012 consisted of $1.7 million in purchases of equipment and leasehold improvements and $996,000 for purchases of investment securities. These purchases were offset by $1.5 million in receipts upon the maturity of short-term investments.

Net cash used in investing activities during the first six months of 2013 consisted of $461,000 in purchases of lab and other equipment and leasehold improvements and $3.2 million in receipts upon the maturity of short-term investments.

Net Cash Flow from Financing Activities

Cash provided by financing activities during the first six months of 2012 and 2013 resulted solely from issuances of common stock upon the exercise of employee stock options.

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

Operating Capital and Capital Expenditure Requirements (continued)

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

Because of the numerous risks and uncertainties associated with the development and testing of medical devices, such as our ReZolve scaffolds, we are unable to estimate the exact amounts of, or timing of, capital outlays and operating expenditures necessary to complete development, continue ongoing preclinical studies, conduct ongoing human clinical trials, build-out our commercial manufacturing and sales and marketing infrastructures, and successfully deliver a commercial product to market. Our future funding requirements will depend on many factors, including, but not limited to:

•             the time and effort it will take to successfully complete ongoing testing of the ReZolve2 scaffold;

•             the scope, enrollment rate, and costs of our human clinical trials;

•             the time and effort it will take to develop and scale-up manufacturing processes;

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

•             the cost and ability to in-license technologies for future development.

Future capital requirements will also depend on the extent to which we acquire or invest in businesses, products, and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

Contractual Obligations, Commitments, and Contingencies

The following table summarizes our outstanding contractual obligations as of June 30, 2013 (dollars in thousands):

	Payments Due by Period
	< 1 Year	1-3 Years	3-5 Years	Total

Operating lease obligations	$616	$1,289	$1,120	$3,025
Purchase obligations	336	14	—	350

Total contractual obligations	$952	$1,303	$1,120	$3,375

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risks during the quarter ended June 30, 2013.

Interest Rate Sensitivity

Our cash and short-term investments of $33.0 million as of June 30, 2013 consisted of cash and time deposits that will be used for working capital purposes. We have the positive intent and ability to hold our investments to maturity. We do not enter into investments for trading or speculative purposes. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates in the U.S. Because of the short durations to maturity of our investments and our positive intent and ability to hold them to maturity, we do not believe we have any material exposure to changes in their fair values as a result of changes in interest rates.

Foreign Currency Risk

To date, our purchases from foreign suppliers and consultants have been minimal and have been denominated primarily in the currencies of Australia and the European Union. As our clinical studies expand we will have increased exposure to foreign currency exchange rate fluctuations. We do not enter into foreign currency hedging transactions. Although our German subsidiary is non-operational, its functional currency is the Euro; accordingly, the effects of exchange rate fluctuations on the net assets of the subsidiary are accounted for as translation gains or losses, a component of Comprehensive Loss. These translations adjustments have been immaterial to our consolidated financial statements through June 30, 2013. A change of ten percent or more in foreign currency exchange rates of the Australian dollar or the Euro would have a material impact on our financial position and results of operations if we continue or increase our purchases denominated in these currencies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

We may from time to time become subject to various claims and legal actions during the ordinary course of our business. We are not party to any legal proceedings at the date of filing of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Our business is subject to various risks, including those described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which we strongly encourage you to review. There have been no material changes during the six months ended June 30, 2013, from the risk factors disclosed in Item 1A of our Form 10-K.

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

We continue to operate our Company generally within these expected amounts, with actual expenditures for research and development activities through June 30, 2013 being proportionally higher and clinical trial expenses proportionally lower than that projected in 2010. The amounts and timing of our actual future expenditures may vary significantly and will depend upon numerous factors, including the timing and success of our clinical trials. We plan to commence clinical trials in the U.S. after we commercialize our product under a European CE Marking. Due to the regulatory requirements in the U.S. that require a study with a large number of patients, we anticipate needing additional funding in order to carry out the U.S. clinical trials.

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

REVA Medical, Inc.

Date: August 8, 2013	/s/ Robert B. Stockman
Robert B. Stockman
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2013	/s/ Katrina L. Thompson
Katrina L. Thompson
Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Filed
with this
Exhibit		Form	Incorporated by Reference
Number	Description of Exhibits	10-Q	Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation		S-1/A	333-168852	10/22/2010
3.2	Amended and Restated Bylaws		S-1/A	333-168852	10/22/2010
4.1	Form of Stock Certificate		S-1/A	333-168852	11/12/2010
4.2	Form of Amended and Restated Investors’ Rights Agreement, by and among REVA Medical, Inc. and the holders of our preferred stock set forth therein		S-1/A	333-168852	11/12/2010
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X
32.1 *	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X
99.1	Section 13 of the ASX Settlement Rules		S-1/A	333-168852	10/22/2010
101.INS **	XBRL Instance Document	X
101.SCH **	XBRL Taxonomy Extension Schema Document	X
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	X

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