Form 10-Q
period 2013-09-30
REVA Medical, Inc.
filed 2013-11-07
CIK 1496268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of November 1, 2013, a total of 33,250,053 shares of the registrant’s Common Stock, $0.0001 par value per share, were outstanding.

REVA MEDICAL, INC.

FORM 10-Q — QUARTERLY REPORT

For the Quarter Ended September 30, 2013

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

PART I.  FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

REVA Medical, Inc.

(a development stage company)

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,	September 30,
	2012	2013
		(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$38,876	$25,966
Short-term investments	5,223	1,243
Prepaid expenses and other current assets	417	288

Total Current Assets	44,516	27,497

Property and equipment, net	2,821	3,500
Other assets	60	60

Total Assets	$47,397	$31,057

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$656	$1,121
Accrued expenses and other current liabilities	1,537	1,915
Total Current Liabilities	2,193	3,036

Long-term liabilities	578	514

Total Liabilities	2,771	3,550

Commitments and Contingencies (Note 5)

Stockholders’ Equity:
Common stock — $0.0001 par value; 100,000,000 shares authorized; 33,132,203 and 33,250,053 shares issued and outstanding at December 31, 2012 and September 30, 2013 respectively	3	3
Class B common stock — $0.0001 par value; 25,000,000 shares authorized; no shares issued or outstanding	—	—
Undesignated preferred stock — $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	218,210	221,260
Deficit accumulated during the development stage	(173,587)	(193,756)

Total Stockholders’ Equity	44,626	27,507
Total Liabilities and Stockholders’ Equity	$47,397	$31,057

The accompanying notes are an integral part of these financial statements.

REVA Medical, Inc.

(a development stage company)

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

					Period from
					June 3, 1998
	Three Months Ended		Nine Months Ended		(inception) to
	September 30,		September 30,		September 30,
	2012	2013	2012	2013	2013
Operating Expense:
Research and development	$3,928	$5,088	$11,751	$13,867	$117,411
General and administrative	1,921	2,094	5,769	6,324	42,254

Loss from operations	(5,849)	(7,182)	(17,520)	(20,191)	(159,665)

Other Income (Expense):
Interest income	20	7	74	26	1,401
Related party interest expense	—	—	—	—	(21,113)
Interest expense	—	—	—	—	(952)
Interest from amortization of notes payable premium	—	—	—	—	2,283
Change in fair value of preferred stock rights and warrant liabilities	—	—	—	—	1,795
Loss on extinguishment of notes payable	—	—	—	—	(13,285)
Other expense	(5)	(16)	(1)	(4)	(47)

Net Loss	(5,834)	(7,191)	(17,447)	(20,169)	(189,583)
Cumulative dividends and deemed dividends on Series H convertible preferred stock	—	—	—	—	(10,695)

Net Loss Attributable to Common Stockholders	$(5,834)	$(7,191)	$(17,447)	$(20,169)	$(200,278)

Net Loss Per Common Share:
Net loss per share, basic and diluted	$(0.18)	$(0.22)	$(0.53)	$(0.61)

Shares used to compute net loss per share, basic and diluted	33,092,768	33,136,368	33,063,980	33,116,561

Other Comprehensive Loss:
Net loss	$(5,834)	$(7,191)	$(17,447)	$(20,169)	$(189,583)
Foreign currency translation adjustments	—	—	(1)	—	—

Comprehensive Loss	(5,834)	(7,191)	(17,448)	(20,169)	(189,583)
Cumulative dividends and deemed dividends on Series H convertible preferred stock	—	—	—	—	(10,695)
Comprehensive Loss Attributable to Common Stockholders	$(5,834)	$(7,191)	$(17,448)	$(20,169)	$(200,278)

The accompanying notes are an integral part of these financial statements.

REVA Medical, Inc.

(a development stage company)

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

			Period from
			June 3, 1998
	Nine Months Ended		(inception) to
	September 30,		September 30,
	2012	2013	2013
Cash Flows from Operating Activities:
Net loss	$(17,447)	$(20,169)	$(189,583)
Non-cash adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	490	635	4,605
Loss on property and equipment disposal and impairment	—	1	586
Stock-based compensation	2,580	3,031	11,646
Interest on notes payable	—	—	8,562
Repayment premium on notes payable	—	—	11,100
Loss on change in fair value of preferred stock warrant liability	—	—	970
Gain on change in fair value of preferred stock rights liability	—	—	(2,765)
Loss on extinguishment of notes payable	—	—	13,285
Other non-cash expenses	100	13	163
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	702	129	(288)
Other assets	—	—	(60)
Accounts payable	(126)	345	1,001
Accrued expenses and other current liabilities	315	365	1,822
Long-term liabilities	64	(64)	455

Net cash used for operating activities	(13,322)	(15,714)	(138,501)

Cash Flows from Investing Activities:
Purchases of property and equipment	(1,824)	(1,195)	(8,738)
Sales of property and equipment	—	—	167
Purchases of investments	(1,493)	(1,243)	(26,344)
Maturities of investments	1,494	5,223	25,101

Net cash provided by (used for) investing activities	(1,823)	2,785	(9,814)

Cash Flows from Financing Activities:
Proceeds from issuances of convertible preferred stock, net of costs	—	—	68,917
Proceeds from issuances of common stock	322	19	85,307
Initial public offering costs	—	—	(8,068)
Proceeds from exercises of warrants	—	—	263
Repurchases of stock	—	—	(638)
Proceeds from issuances of notes payable	—	—	28,600
Repayments of notes payable	—	—	(100)

Net cash provided by financing activities	322	19	174,281

Effect of foreign exchange rates	(1)	—	—

Net increase (decrease) in cash and cash equivalents	(14,824)	(12,910)	25,966
Cash and cash equivalents at beginning of period	59,161	38,876	—

Cash and cash equivalents at the end of period	$44,337	$25,966	$25,966

Supplemental Cash and Non-Cash information
Cash paid for interest	$—	$—	$126
Non-cash conversions of notes payable, accrued interest, note premiums and discounts, preferred stock, non-voting common stock, preferred warrants, and common warrants upon initial public offering in December 2010	$—	$—	$120,349

Non-cash property and equipment purchases in accounts payable	$—	$120	$120

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

We are currently developing proprietary designs and biomaterial technologies that will be used primarily for a bioresorbable stent to treat vascular disease in humans. We initiated the first human clinical trial of our bioresorbable stent during 2007, enrolled patients in a second clinical trial between December 2011 and July 2012, and initiated a third and larger clinical trial in the first quarter of 2013 in which we continue to enroll patients.

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

Our consolidated financial statements include the accounts of REVA and our wholly owned subsidiary. All intercompany transactions and balances, if any, have been eliminated in consolidation. The consolidated balance sheet as of September 30, 2013, the consolidated statements of operations and comprehensive loss and of cash flows for the three and nine months ended September 30, 2012 and 2013 and the period from June 3, 1998 (inception) through September 30, 2013 are unaudited. The interim financial statements have been prepared on the same basis as our annual financial statements and, in our opinion, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair statement of the results of these interim periods have been included. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or for any other interim period.

Development Stage and Capital Resources:  We are considered a “development stage” enterprise, as we have not yet generated revenue from the sale of products. Although we have been researching and developing new technologies and product applications and are conducting clinical trials of our bioresorbable stents, we do not anticipate having a product available for sale until after we receive regulatory approval to commercialize in Europe (“CE Marking”) or other regulatory approval, which we expect will be late 2014 at the earliest. Until revenue is generated from a saleable product, and for a period of time thereafter until we achieve sufficient sales volumes and operating margins, we expect to continue to incur substantial operating losses and experience significant net cash outflows. We believe that we have sufficient capital to fund our operations at least through the next 12 months from the remaining IPO proceeds.

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

	Cost	Gross Unrealized Losses	Fair Value
	(in thousands)
As of December 31, 2012:
Time deposits due in one year or less	$5,223	$(8)	$5,215

As of September 30, 2013:
Time deposits due in one year or less	$1,243	$(4)	$1,239

Components of our property and equipment and accrued expenses and other current liabilities are as follows:

	December 31,	September 30,
	2012	2013
	(in thousands)
Property and equipment:
Furniture, office equipment, and software	$569	$657
Laboratory equipment	3,816	4,678
Leasehold improvements	1,838	2,198

	6,223	7,533
Accumulated depreciation and amortization	(3,402)	(4,033)

	$2,821	$3,500

Accrued expenses and other current liabilities:
Accrued salaries and other employee costs	$1,123	$1,059
Accrued operating expenses	288	745
Accrued use taxes and other	126	111

	$1,537	$1,915

3.  Income Taxes

We have reported net losses for all periods through September 30, 2013; therefore, no provision for income taxes has been recorded since our inception. The net operating loss carryforwards arising from our net losses may be available to offset future taxable income for income tax purposes; however, under Internal Revenue Code (“IRC”) Sections 382 and 383, use of the net operating loss carryforwards, as well as our research tax credit carryforwards, may be limited based on cumulative changes in ownership. We have established a valuation allowance against our net deferred tax assets due to the uncertainty surrounding the realization of those assets and we, therefore, have no deferred asset or liability balance for any reporting period. We periodically evaluate the recoverability of the deferred tax assets and, when it is determined that it is more-likely-than-not that the deferred tax assets are realizable, the valuation allowance will be reduced. Due to our valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

REVA Medical, Inc.

(a development stage company)

Notes to Consolidated Financial Statements

(Unaudited)

4.  Stock-Based Compensation

The Plan: Our 2010 Equity Incentive Plan was a follow-on to our 2001 Stock Option/Stock Issuance Plan and the two plans are collectively referred to as the “Plan.” The Plan provides for restricted stock awards as well as for grants of incentive and non-qualified stock options for purchase of our common stock at a price per share equal to the closing market price on the date of grant. The number of shares reserved for issuance under the Plan may be increased annually by up to three percent of the outstanding stock of the Company and on January 1, 2013, an additional 993,966 shares were reserved for issuance under the Plan. An aggregate of 6,654,684 shares are reserved for issuance under the Plan as of September 30, 2013.

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

Option activity under the Plan is as follows:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price

Balance at December 31, 2011	3,304,000	$6.99
Granted	544,000	$5.95
Cancelled	(9,300)	$12.64
Exercised	(288,700)	$1.11

Balance at December 31, 2012	3,550,000	$7.30
Granted	489,500	$5.31
Cancelled	(42,500)	$2.00
Exercised	(30,350)	$0.61

Balance at September 30, 2013	3,966,650	$7.16

Prior to 2011, we had not awarded any restricted stock under the Plan. During 2011 we awarded 5,000 shares of restricted stock; 50 percent of the award vested in May 2011, 25 percent vested in May 2012, and the remaining 25 percent vested in May 2013. During July 2012, January 2013, and May 2013, we awarded 33,000, 40,000, and 47,500 shares, respectively, of restricted stock; 25 percent of these awards vest on each annual anniversary date of award.

No tax benefits arising from stock-based compensation have been recognized in the consolidated statements of operations and comprehensive loss through September 30, 2013.

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

REVA Medical, Inc.

(a development stage company)

Notes to Consolidated Financial Statements

(Unaudited)

4.  Stock-Based Compensation (continued)

Stock Options and Restricted Stock to Employees (continued):

Expense recorded for employee options and awards under the Plan is as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013

Research and development	$248	$267	$656	$801
General and administrative	656	747	1,890	2,217

Total stock-based compensation	$904	$1,014	$2,546	$3,018

The fair values of options granted were estimated using the following weighted average assumptions:

	Nine Months Ended
	September 30,
	2012	2013

Risk-free interest rate	1.03%	1.38%
Expected volatility of common stock	62.1%	60.1%
Expected life — years	6.25	6.25
Dividend yield	0.0%	0.0%

The assumed risk-free interest rate was based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected life of the option. The assumed volatility was calculated from the historical market prices of a selected group of publicly traded companies considered to be our peers; we use peer group data due to the fact that we have limited historical trading data. The expected option life was calculated using the simplified method under the accounting standard for stock compensation and a ten-year option expiration; we use the simplified method because we do not yet have adequate history as a public company to establish a reasonable expected life. The expected dividend yield of zero reflects that we have not paid cash dividends since inception and do not intend to pay cash dividends in the foreseeable future. The options granted to employees during the nine months ended September 30, 2013 had a weighted average grant date fair value of $2.98.

The fair value of our restricted stock awards is calculated using the closing market price on the date of award.

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2012 and 2013 was $1.4 million and $142,000, respectively.

Stock Options to Consultants:  We account for stock options granted to consultants at their fair value. Under this method, the fair value is estimated at each reporting date during the vesting period using the Black-Scholes option-pricing model. The resulting stock-based compensation expense, or income if the fair value declines in a reporting period, is recorded over the consultant’s service period. During September 2009, consultants were granted options to purchase 50,000 shares of common stock. Stock-based compensation expense arising from these options, which was recorded to research and development, totaled $17,000 and $9,000 for the three months ended September 30, 2012 and 2013, respectively, and $34,000 and $13,000 for the nine months ended September 30, 2012 and 2013, respectively. The fair value of unvested consultant options at September 30, 2012 and 2013 was estimated to be $5.92 and $4.21 per share, respectively, based on the following assumptions:

REVA Medical, Inc.

(a development stage company)

Notes to Consolidated Financial Statements

(Unaudited)

4.  Stock-Based Compensation (continued)

Stock Options to Consultants (continued):

	Nine Months Ended
	September 30,
	2012	2013

Risk-free interest rate	1.04%	1.71%
Expected volatility of common stock	62.1%	60.1%
Expected life — years	6.96	5.96
Dividend yield	0.0%	0.0%

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

6.  Net Loss Per Common Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method and the if-converted method, as applicable. For purpose of this calculation, common stock options and restricted stock subject to forfeiture are considered to be common stock equivalents and are included in the calculation of diluted net loss per share only when their effect is dilutive. For the nine months ended September 30, 2012 and 2013, common stock options totaling 3,550,000 and 3,966,650 shares, respectively, and restricted stock subject to forfeiture totaling 34,250 and 112,250 shares, respectively, were excluded from the computation of diluted net loss per share because including them would have been antidilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q and with our consolidated financial statements and the related notes thereto that are contained in our Annual Report on Form 10-K for the year ended December 31, 2012. In addition to historical information, the following discussion and analysis includes forward-looking statements that involve risks, uncertainties, and assumptions. Forward-looking statements are all statements other than statements of historical facts, such as those statements regarding the projected timing and plans to complete clinical and regulatory evaluations, projected timing of our receipt of regulatory approvals and commencement of commercial sales, projected timing and plans to develop pipeline products, anticipated future net losses from operations and anticipated cash and capital requirements.

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

Overview

We are a development stage medical device company that is focused on the development and eventual commercialization of our proprietary bioresorbable stent products. Stents are minimally invasive, implantable medical devices that are used by interventional cardiologists for the treatment of coronary artery disease. Stents help stabilize diseased arteries by propping them open and restoring blood flow. Our stent products are designed to provide the same benefits as traditional metal stents, with the additional benefit of being dissolved by the body over time. Our initial stent product family, named ReZolve®, combines our proprietary design with our proprietary bioresorbable polymer. We call ReZolve a scaffold because it is not a permanent device like a metal stent. ReZolve is designed to offer full x-ray visibility, clinically relevant sizing, and a controlled and safe resorption rate. In addition, by early encapsulation of the scaffold in the artery tissue, coupled with the loss of its structure over time, ReZolve may reduce the incidence of late forming blood clots or otherwise reduce long-term disease progression, potential benefits of bioresorbable scaffolds that have yet to be proven. We have initiated clinical studies with ReZolve2 and anticipate applying for a CE Marking that would allow for commercial sales after, and if, we complete clinical trials and receive the required regulatory approvals. A CE Marking is the European regulatory approval that is generally recognized in Europe and several other non-U.S. markets.

Our stent products have not yet been approved for sale; they require extensive clinical testing results and regulatory approval before they can be sold and generate any revenue. In 2007, we enrolled patients in a small clinical study that proved the viability of our stent technology while confirming the areas needing further development. We have been developing and advancing our technology in both its design and polymer composition since that study and have undertaken significant laboratory and preclinical testing that has shown the technology to be safe and effective across various models. In December 2011 we began a clinical study of the ReZolve scaffold to evaluate its safety and performance; primary evaluations occur at one, six, and 12 months following implant and we follow the patients for a total of five years. We completed patient enrollment with ReZolve in July 2012 with 26 patients enrolled in multiple centers in Brazil and Europe. In March 2013 we initiated clinical studies with ReZolve2. We are continuing enrollments with ReZolve2 at 29 qualified sites in Australia, Brazil, Europe, and New Zealand and are targeting total enrollment up to 125 patients to provide the data needed to apply for CE Marking.

We will not generate revenue from our stent products until after we receive CE Marking or other regulatory approval. We currently anticipate applying for CE Marking by the end of 2014 and initiating commercial sales following receipt of CE Mark approval. We continue to evaluate the timing of our CE Mark application and, in conjunction, the growth and other advances in the commercial bioresorbable stent markets, which include the uptake of the technology, selling prices and premiums, if any, compared to the pricing of traditional metal stents, and the number and type of commercial competitors. Based on our current evaluations, we have been advancing our plans to support commercialization of our products. These activities have included development of additional sizes of the product, preparing the foundations for scale-up of manufacturing processes and capabilities, preparing a sales and marketing launch plan, and other ongoing enhancements to our polymer and design technologies. We expect to continue these efforts for the remainder of 2013, all of 2014, and until we launch commercial sales of our products following receipt of regulatory approval.

We have invented, co-invented, and licensed a portfolio of proprietary technologies. Our design-related technologies have been invented by our employees and consultants and our materials-related technologies have been either invented by our employees or licensed from, or co-invented with, Rutgers, The State University of New Jersey. We consider our patent portfolio to be significant and have invested considerable time and funds to develop and maintain it. As the clinical enrollment of our ReZolve2 scaffold and the pre-commercialization planning and activities have progressed, and as our resources have become available, we also started initial feasibility tests on additional technologies in our patent portfolio. We will continue this feasibility work, which currently focuses on advanced polymers for stent and other products, and if feasibility of any technology is proven, we intend to pursue a course of development for potential products to provide a follow-on product pipeline.

We perform all of our research and development activities from our location in San Diego, California. As of September 30, 2013, we had 82 employees, a significant number of whom are degreed professionals and six of whom are PhDs. We leverage our internal expertise with contract research and preclinical laboratories, catheter manufacturers, and other outside services as needed. We have three clean rooms and multiple engineering and chemistry labs at our facility, which is also our corporate and administrative office. We are ISO certified to the medical device standard 13485:2012 and intend to maintain the certification to support our commercialization plans.

Because we have not yet developed and tested a product to a saleable stage, we have not generated any product or other revenues. Our development efforts have been funded with a variety of capital received from angel investors, venture capitalists, strategic partners, hedge funds, individuals, and the proceeds from our IPO. Since our inception, we have received approximately $153.8 million in equity proceeds and $28.5 million from issuance of notes payable (such notes payable were converted to common stock upon the IPO). As of September 30, 2013, we had approximately $27.2 million in cash and investments available for operations. We have incurred substantial losses since our inception. As of September 30, 2013, we had accumulated a deficit of approximately $193.8 million. We expect our losses to continue as we continue our development work and clinical testing. If these efforts are successful and we are able to obtain approval to sell our products, we expect to commence commercial sales following receipt of CE Mark approval, which we currently anticipate receiving in 2015, and anticipate that operating profit and positive cash-flow would follow within a year thereafter, if we are able to achieve sufficient sales pricing, volumes, and margins. While we work to test and commercialize our scaffold products, we are also working to identify other products from technologies we possess to either develop or out-license with the objective of generating licensing and product revenue.

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

Key Components of our Results of Operations

Since we are still in a pre-revenue stage and our activities are focused on further developing and testing our bioresorbable coronary scaffolds with the goal of commercially selling them, as well as performing ongoing research and tests to determine the feasibility of other product possibilities and other related development activities, our operating results primarily consist of research and development expenses and general and administrative expenses.

Research and Development Expenses:  Our research and development expenses arise from a combination of internal and external costs. Our internal costs primarily consist of employee salaries and benefits, facility and other overhead expenses, and engineering and other supplies that we use in our labs for prototyping, testing, and producing our stents and other product possibilities. Our external costs primarily consist of contract research, engineering consulting, polymer lasing costs, catheter system and anti-restenotic drug purchases, preclinical and clinical study expenses, and license fees paid for the technology underlying our polymer materials. All research and development costs are expensed when incurred. Through September 30, 2013, we have incurred approximately $117.4 million in research and development expenses since our inception, which represents approximately 74 percent of our cumulative operating expenses. The level of our research and development activities began increasing in 2012 and has continued to increase through September 30, 2013 as we initiated and enrolled patients in the larger human clinical study, started activities for commercial manufacturing, and began preparations for the sales and marketing launch of our products.

General and Administrative Expenses:  Our general and administrative expenses consist primarily of salaries and benefits for our executive officers and administrative staff, corporate office and other overhead expenses, legal expenses including patent filing and maintenance costs, audit and tax fees, investor relations and other public company costs, travel expenses, and the costs of our International Managing Director who began providing full-time services in July 2013 related to planning the sales and marketing launch of our products. Although our patent portfolio is one of our most valuable assets, we record legal costs related to patent development, filing, and maintenance as expense when the costs are incurred since the underlying technology associated with these assets is purchased or incurred in connection with our research and development efforts and the future realizable value cannot be determined. Through September 30, 2013, we have incurred approximately $42.3 million in general and administrative expenses since our inception, which represents approximately 26 percent of our cumulative operating expenses. We anticipate that we will continue to invest in patents at similar levels as we have in the past. We anticipate that we will continue to expand our corporate infrastructure to prepare for commercial sales of our products, which will increase our selling, marketing, and other general and administrative expenses accordingly.

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

Stock-Based Compensation (continued):  For options granted to consultants, we estimate the fair value at the date of grant and at each subsequent accounting date and record compensation expense based on the fair value during the service period of the consultant, which is generally a five-year vesting period. We estimate the fair value by using the Black-Scholes option pricing model with the same approach to inputs and assumptions as we use to estimate the fair value of options granted to employees, except we use the remaining term as the expected life of the option. As a result of our use of estimates, if factors change and we use different assumptions, the amount of our stock-based compensation expense could be materially different in the future. As we prepare for commercialization of our products in markets outside the U.S., we may grant options to consultants that we use who provide planning and launch services. Depending on the number and timing of such grants, combined with the fair value of the options on each measurement date, we expect the amount of stock-based compensation expense arising from consultant options to increase in the future.

Results of Operations

During 2012 and the first nine months of 2013, our primary operating activities focused on testing, preparing, and enrolling patients with our ReZolve scaffold products. Additionally, in 2013 we began preparations for production scale-up, started initial feasibility tests of additional polymer technologies, and began preparing a sales and marketing launch plan. Following are discussions of our 2013 operating results as compared to our 2012 operating results for our third quarter and nine-month periods.

Comparison of the Three Months Ended September 30, 2012 and September 30, 2013

Our operating results for the three-month periods indicated are as follows (dollars in thousands):

	Three Months Ended
	September 30,		Change
	2012	2013	$	%

Research and development expense	$3,928	$5,088	$1,160	30%
General and administrative expense	$1,921	$2,094	$173	9%
Interest income	$20	$7	$(13)	(65)%
Other expense	$(5)	$(16)	$11	>100%

Research and development expense increased $1,160,000, or 30 percent, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, primarily as a result of continuing enrollments in the clinical study of ReZolve2 that began in March 2013, production scale-up activities, and pipeline technology positioning and feasibility work. Clinical costs increased $595,000, outside engineering services increased $220,000, material costs including scaffold components and catheter delivery systems increased $131,000, and we paid a one-time $100,000 licensing fee for certain polymer technology. Personnel costs increased $129,000 primarily due to an approximate 10 percent increase in engineering and operations headcount. Preclinical study costs decreased $141,000 since we were in a clinical phase with the ReZolve2 device and pipeline technology was still in a feasibility phase during the third quarter of 2013. Depreciation expense increased $51,000 primarily due to the addition of lab space and production equipment in 2012. The remainder of the change in research and development expense between periods is due to other individually immaterial items.

General and administrative expense increased $173,000, or nine percent, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Increases included $148,000 in costs related to our International Managing Director, $78,000 in personnel costs primarily as a result of stock-based compensation programs, and $51,000 in audit and tax fees. Decreases included $60,000 in legal fees. The remainder of the change in general and administrative expenses between periods resulted from other individually immaterial items.

Interest income decreased $13,000 for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 primarily as a result of lower cash and investable balances on which interest is earned.

Our other expense primarily arises from foreign currency exchange rate fluctuations following purchases of goods or services from foreign suppliers and is immaterial.

Comparison of the Nine Months Ended September 30, 2012 and September 30, 2013

Our operating results for the nine-month periods indicated are as follows (dollars in thousands):

	Nine Months Ended
	September 30,		Change
	2012	2013	$	%

Research and development expense	$11,751	$13,867	$2,116	18%
General and administrative expense	$5,769	$6,324	$555	10%
Interest income	$74	$26	$(48)	(65)%
Other expense	$(1)	$(4)	$3	>100%

Research and development expense increased $2,116,000, or 18 percent, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, primarily as a result of enrollments in the clinical study of ReZolve2 that began in March 2013, production scale-up activities, and pipeline technology positioning and feasibility work. Clinical costs increased $999,000. Personnel costs increased $729,000 primarily due to an approximate 15 percent increase in engineering and operations headcount. Engineering consulting costs increased $574,000 as we outsourced unique non-recurring projects related to manufacturing processes and new product feasibility. Depreciation expense increased $138,000 primarily due to the addition of lab space and production equipment in 2012. We paid a one-time $100,000 licensing fee for certain polymer technology in 2013 and preclinical study costs decreased $499,000 in 2013 as we moved from a preclinical to a clinical testing phase. The remainder of the change in research and development expense between periods is due to other individually immaterial items.

General and administrative expense increased $555,000, or ten percent, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Increases included $499,000 in personnel costs, primarily as a result of stock-based and cash incentive compensation programs, $200,000 in costs related to our International Managing Director, and $172,000 in audit and tax fees. Decreases included $157,000 in legal fees, $69,000 in corporate services costs, and $59,000 in industry trade show costs. The remainder of the change in general and administrative expenses between periods resulted from other individually immaterial items.

Interest income decreased $48,000 for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily as a result of lower cash and investable balances on which interest is earned.

Our other income primarily arises from foreign currency exchange rate fluctuations following purchases of goods or services from foreign suppliers and is immaterial.

Liquidity and Capital Resources

Sources of Liquidity

We are considered a “development stage” enterprise, as we have not yet generated revenues from the sale of products. Although we have been researching and developing new technologies and product applications and we are studying our principal product in human clinical trials, we do not anticipate having a product available for sale until after we receive CE Marking or other regulatory approval. We currently anticipate that we will apply for CE Marking by the end of 2014. Until revenue is generated from a saleable product, and at sales volumes and product margins that provide profit and positive cash flows, we expect to continue to incur substantial operating losses and experience significant cash outflows. We have incurred losses since our inception in June 1998 and, through September 30, 2013, we had an accumulated deficit of approximately $193.8 million.

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

Based on our current operating plans, we believe that our cash and investments at September 30, 2013 of $27.2 million, which represents the remaining proceeds from our IPO, will be sufficient to meet our capital and operating needs at least through the next 12 months and will be sufficient to satisfy our liquidity requirements and provide sufficient working capital to carry out our business objectives during that time.

Cash Flows

Our cash flows for the periods indicated are as follows (dollars in thousands):

	Nine Months Ended
	September 30,
	2012	2013

Net cash used for operating activities	$(13,322)	$(15,714)
Net cash provided by (used for) investing activities	(1,823)	2,785
Net cash provided by financing activities	322	19
Effect of foreign exchange rates	(1)	—

Net decrease in cash and cash equivalents	$(14,824)	$(12,910)

Net Cash Flow from Operating Activities

Net cash used for operating activities during the first nine months of 2012 primarily comprised the net loss of $17.4 million. A total of $955,000 was provided from the net changes in operating assets and liabilities. Non-cash expenses included $490,000 of depreciation and amortization, $2.6 million of stock-based compensation, and $100,000 of other expenses.

Net cash used for operating activities during the first nine months of 2013 primarily comprises the net loss of $20.2 million. A total of $775,000 was used for the net changes in operating assets and liabilities. Non-cash expenses included $635,000 of depreciation and amortization, $3.0 million of stock-based compensation, and $14,000 of other expenses and losses.

Net Cash Flow from Investing Activities

Net cash used in investing activities during the first nine months of 2012 consisted of $1.8 million in purchases of equipment and leasehold improvements and $1.5 million for purchases of investment securities. These purchases were offset by $1.5 million in receipts from the maturity of short-term investments.

Net cash used in investing activities during the first nine months of 2013 consisted of $1.2 million in purchases of lab and other equipment and leasehold improvements and $1.2 million for purchases of investment securities. These purchases were offset by $5.2 million in receipts from the maturity of short-term investments.

Net Cash Flow from Financing Activities

Cash provided by financing activities during the first nine months of 2012 and 2013 resulted solely from issuances of common stock upon the exercise of employee stock options.

Operating Capital and Capital Expenditure Requirements

To date, we have not commercialized any products. We do not anticipate generating any revenue unless and until we successfully receive CE Marking or other regulatory approval for, and begin selling, the ReZolve2 scaffold or another product or we sell or out-license one of our other product possibilities. We anticipate that we will continue to incur substantial net losses through at least 2014 as we continue our development work, conduct and complete preclinical and clinical trials, expand our corporate infrastructure, and prepare for the potential commercial launch of our products.

Based on our current operating plans, we believe that our cash and investments at September 30, 2013 of $27.2 million will be sufficient to meet our capital and operating needs through at least the next 12 months and will be sufficient to satisfy our liquidity requirements and provide sufficient working capital to carry out our business objectives during that time. We do not believe, however, that our current capital resources will be sufficient to satisfy our operating, commercial scale-up, sales launch, and other needs to the point in time that we generate positive cash flows. We will, therefore, need to raise additional capital in the future to fund our operations. In order to meet these additional cash requirements, we may seek to sell additional equity securities or convertible debt securities that may result in dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that restrict our operations. There can be no assurance that we will be able to obtain additional equity or debt financing on terms acceptable to us, if at all. While we cannot ensure that funds will be obtained, or if available, be on favorable terms, we will take all reasonable measures to obtain the capital needed, when needed, to continue our development and commercialization activities without delays or reductions.

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

Contractual Obligations, Commitments, and Contingencies

The following table summarizes our outstanding contractual obligations as of September 30, 2013 (dollars in thousands):

	Payments Due by Period
	< 1 Year	1-3 Years	3-5 Years	Total

Operating lease obligations	$621	$1,324	$947	$2,892
Purchase obligations	284	31	—	315

Total contractual obligations	$905	$1,355	$947	$3,207

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risks during the quarter ended September 30, 2013.

Interest Rate Sensitivity

Our cash and short-term investments of $27.2 million as of September 30, 2013 consisted of cash and time deposits that will be used for working capital purposes. We have the positive intent and ability to hold our investments to maturity. We do not enter into investments for trading or speculative purposes. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates in the U.S. Because of the short durations to maturity of our investments and our positive intent and ability to hold them to maturity, we do not believe we have any material exposure to changes in their fair values as a result of changes in interest rates.

Foreign Currency Risk

To date, our purchases from foreign suppliers and consultants have been minimal and have been denominated primarily in the currencies of Australia and the European Union. As our clinical studies have expanded, we have increased exposure to foreign currency exchange rate fluctuations. We do not enter into foreign currency hedging transactions. Although our German subsidiary is non-operational, its functional currency is the Euro; accordingly, the effects of exchange rate fluctuations on the net assets of the subsidiary are accounted for as translation gains or losses, a component of Comprehensive Loss. These translations adjustments have been immaterial to our consolidated financial statements through September 30, 2013. A change of ten percent or more in foreign currency exchange rates of the Australian dollar or the Euro would have a material impact on our financial position and results of operations if we continue or increase our purchases denominated in these currencies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

We may from time to time become subject to various claims and legal actions during the ordinary course of our business. We are not party to any legal proceedings at the date of filing of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Our business is subject to various risks, including those described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which we strongly encourage you to review. There have been no material changes during the nine months ended September 30, 2013, from the risk factors disclosed in Item 1A of our Form 10-K.

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

We continue to operate our Company generally within these expected amounts, with actual expenditures for research and development activities through September 30, 2013 being proportionally higher and clinical trial expenses proportionally lower than that projected in 2010. The amounts and timing of our actual future expenditures may vary significantly and will depend upon numerous factors, including the timing and success of our clinical trials. We plan to commence clinical trials in the U.S. after we commercialize our product under a European CE Marking. Due to the regulatory requirements in the U.S. that require a study with a large number of patients, we anticipate needing additional funding in order to carry out the U.S. clinical trials.

Pending their use, we invest the IPO proceeds in accordance with our investment policy, which allows short- and long-term interest-bearing obligations, investment grade instruments, certificates of deposit, or guaranteed obligations of the U.S. government.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

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

REVA Medical, Inc.

Date: November 7, 2013	/s/ Robert B. Stockman
Robert B. Stockman
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2013	/s/ Katrina L. Thompson
Katrina L. Thompson
Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Filed
with this
Exhibit		Form	Incorporated by Reference
Number	Description of Exhibits	10-Q	Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation		S-1/A	333-168852	10/22/2010
3.2	Amended and Restated Bylaws		S-1/A	333-168852	10/22/2010
4.1	Form of Stock Certificate		S-1/A	333-168852	11/12/2010
4.2	Form of Amended and Restated Investors’ Rights Agreement, by and among REVA Medical, Inc. and the holders of our preferred stock set forth therein		S-1/A	333-168852	11/12/2010
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X
32.1 *	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X
99.1	Section 13 of the ASX Settlement Rules		S-1/A	333-168852	10/22/2010
101.INS **	XBRL Instance Document	X
101.SCH **	XBRL Taxonomy Extension Schema Document	X
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document	X

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