Form 10-K
period 2013-12-31
REVA Medical, Inc.
filed 2014-03-17
CIK 1496268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2013 totaled approximately $130,097,000 based on the closing price for the registrant’s Common Stock trading in the form of CHESS Depositary Interests, or CDIs, as reported by the Australian Securities Exchange and  based on the closing currency exchange rate in effect that day. Such value excludes Common Stock and CDIs held by directors, executive officers, and 10% or greater stockholders as of June 30, 2013. The identification of 10% or greater stockholders as of June 30, 2013 is based on Schedule 13G and amended Schedule 13G reports publicly filed before June 30, 2013. This calculation does not reflect a determination that such parties are affiliates for any other purposes.

As of February 15, 2014, there were 33,459,203 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description

Portions of the registrant’s definitive proxy statement for its 2014 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year end of December 31, 2013 are incorporated by reference into Part III (items 10, 11, 12, 13, and 14) of this report.

REVA MEDICAL, INC.

FORM 10-K — ANNUAL REPORT

For the Fiscal Year Ended December 31, 2013

PART I

Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2013, or “Form 10-K,” contains forward-looking statements concerning our business, operations, and financial performance and condition, as well as our plans, objectives, and expectations for business operations and financial performance and condition. Any statements contained herein other than statements of historical facts may be deemed to be forward-looking statements. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “project,” “potential,” “positioned,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts, and projections about our business and the industry in which we operate and management’s beliefs and assumptions and are not guarantees of future performance or development and involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. We caution readers that forward-looking statements are not guarantees of future performance and our actual results may differ materially from those anticipated, projected, or assumed in the forward-looking statements in this Form 10-K. Factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, the risks described under “Risk Factors,” including:

•            our ability to continue as a going concern;

•            our history of net losses and our expectation of significant operating losses for the foreseeable future;

•            failure to raise additional financing to fund our operations when needed or on terms favorable to us;

•            failure of our ReZolve® platform, which includes both the initial ReZolve and current ReZolve®2 scaffolds,  or our next generation scaffold to meet our required clinical specifications;

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

•            less than anticipated growth in the market for bioresorbable stents or scaffolds generally;

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

Our product name ReZolve has received trademark approval in the United States, the European Union, Australia and Brazil. All other trademarks, trade names, and service marks appearing in this report are the property of their respective owners. Use or display by us of other parties’ trademarks, trade dress, or products is not intended to and does not imply a relationship with, or endorsement or sponsorship of, us by the trademark or trade dress owner.

Unless indicated otherwise in this Form 10-K, all references to “$” or “dollars” refer to United States dollars, the lawful currency of the United States of America. References to “A$” refer to Australian dollars, the lawful currency of the Commonwealth of Australia.

Item 1. Business

Overview

We are a development stage medical device company preparing to commercialize our proprietary technologies to provide minimally invasive medical devices for the treatment of coronary artery disease. We are in the later stages of developing and clinically testing bioresorbable drug-eluting coronary stents. We refer to bioresorbable stents as “scaffolds” because they are not permanent devices like metal stents that are commonly used today. In clinical use, a scaffold is guided by x-ray by an interventional cardiologist during a minimally invasive surgery to a coronary artery location with a delivery catheter system, whereupon it is deployed to restore blood flow to the artery and medicate the artery to prevent further blocking, or restenosis. Our products are designed to offer full x-ray visibility, clinically relevant sizing, and a controlled and safe resorption rate.  We believe that, due to the number of risks associated with commercially available metal stents, the coronary stent market is beginning to convert from full metallic drug-eluting stents to fully bioresorbable polymer scaffolds, and, if approved for commercialization by the relevant regulatory authorities, we believe our products would enable us to compete effectively in the stent market, which had approximately $4.4 billion in worldwide revenues during 2013.

Our scaffolds are still in a testing phase and will require extensive clinical results and regulatory approval before they can be sold and generate any revenue. Our ReZolve platform scaffolds, which refer to both the initial ReZolve and current ReZolve2 scaffolds, combine our proprietary scaffold design with our proprietary bioresorbable polymer. We began clinical testing of the initial ReZolve scaffold in December 2011 with the initiation of a pilot study that enrolled 26 patients between December 2011 and July 2012 at multiple centers in Brazil and Europe. We also began clinical testing of the ReZolve2 scaffold, which is a lower profile and sheathless version of the original ReZolve scaffold, in the first quarter of 2013; we enrolled 112 patients in this clinical trial (with one patient enrolled following December 31, 2013) at multiple centers in Australia, Brazil, Europe, and New Zealand to provide us with the data needed to apply for European CE Marking. Our clinical studies are designed to evaluate the safety and performance of our scaffolds, with primary patient evaluations at one, nine, and/or 12 months; annual follow-ups are performed thereafter until five years after implantation.

Our current plan is to apply for regulatory approval to sell our scaffolds commercially outside the United States when we have gathered and analyzed the initial set of 12-month data from our ReZolve study, which we expect to be late in 2014 or early 2015. When, and if, we receive CE Mark approval we will evaluate how best to implement our sales and marketing strategies for commercialization in Europe and various other countries that rely on the CE Mark. While our ReZolve2 scaffold could be approved for sale in 2015, our efforts to generate substantial revenue from our scaffold products and achieve positive cash flows from our operations will take several years, even if our clinical results are favorable.

Concurrently with conducting clinical evaluations of our ReZolve platform, we have been performing feasibility tests on additional technologies in our patent portfolio, which we believe can have the ability to offer many of the same beneficial features as our ReZolve platform while providing advancements in deliverability, profile and hoop strength, and reduced manufacturing costs. We have completed feasibility tests on our next generation scaffold and are in the preclinical testing phase, including bench and animal testing, with the intent of possibly initiating clinical testing on the next generation scaffold later in 2014. Following regulatory approval to commercialize the next generation scaffold, if and when such approval is received, we would evaluate our sales and marketing strategies, including the markets, sales volumes, and selling prices of ReZolve2, if any, and distribute and sell our products to maximize revenues and profits. We are also in the early stages of developing a follow-on product pipeline beyond our next generation scaffold.

Over the last ten years, we have developed and advanced our bioresorbable technology in both its design and polymer composition and have undertaken significant laboratory and preclinical testing. This testing has shown the technology and the ReZolve platform to be safe and effective across various preclinical models. We have funded our research and development with the proceeds from our Initial Public Offering, or “IPO,” that was completed in December 2010 and, prior to the IPO, from investments from health care venture capital funds and global medical device manufacturers including Medtronic, Inc., or “Medtronic,” and Boston Scientific Corporation, or “BSC.”

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

Coronary artery disease is a leading cause of death. In a March 2013 report published by the World Health Organization, CVD was the number one cause of death globally with an estimated 17.3 million deaths in 2008, representing 30 percent of all global deaths. Of these, an estimated 7.3 million deaths were due to coronary artery disease. The American Heart Association, or “AHA,” reported that coronary artery disease accounted for 379,559 deaths in the United States, or approximately one in every six deaths, and that coronary heart disease cost an estimated $204.4 billion in direct and indirect costs in 2010. According to the AHA, approximately 1.1 million people in the United States will have a new or recurrent coronary heart attack annually.

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

•             Balloon Angioplasty:  Developed in the late 1970s, balloon angioplasty proved to be a significant advancement in the treatment of coronary artery disease. This minimally invasive therapy allows a physician to insert a slender balloon-tipped catheter into the femoral artery in a patient’s groin to access a trouble spot in the heart. At the site of the blockage, the balloon is inflated to compress the plaque, which widens the narrowed artery so that blood can flow more easily. This therapy was rapidly adopted by physicians because it was minimally invasive and resulted in shorter hospital and recovery times when compared to bypass surgery. However, the long-term effectiveness of balloon angioplasty is limited by restenosis, a re-narrowing of the artery caused by the elastic recoil of the artery wall and/or formation of scar tissue within the artery. Restenosis typically requires a repeat of the balloon angioplasty procedure or bypass surgery to overcome. While angioplasty is successful in initially restoring blood flow, according to a study published in 1994 by The New England Journal of Medicine, restenosis occurred within six months in about 40 percent of cases. In addition, some patients experienced abrupt vessel closure after angioplasty, which led to major complications including death, heart attack, and emergency bypass surgery.

•             Bare-Metal Stents:  To address the issues of abrupt vessel closure and high rates of restenosis following balloon angioplasty, coronary stents were developed and introduced in the 1990s. Stents are small tube-like devices that are inserted into an artery following balloon angioplasty; they stabilize the artery by propping it open to facilitate blood flow. The stents traditionally used in clinical practice are flexible metal wire mesh tubes that are permanently implanted. Coronary stents are typically mounted on a balloon and expanded, stretching open the stent to the desired diameter during implantation. While bare-metal stents minimized the issues and complications of abrupt vessel closure, restenosis continued to be a significant problem with as many as 30 percent of patients continuing to have restenosis following the coronary stent placement, according to the 1994 study in The New England Journal of Medicine.

•             Drug-Eluting Metal Stents:  After coronary stents were introduced, physicians determined that the cause of restenosis was not necessarily the recurrence of coronary artery disease, but the body’s inflammatory response to the trauma caused by the angioplasty procedure and the coronary stent. This led to a number of methods designed to overcome restenosis, the most common being the use of pharmacological agents to treat restenosis at the site. The desire to introduce drug therapy at the site of the lesion resulted in the development of a combination device known as a drug-eluting stent, in which a therapeutic drug, usually contained within a thin polymer coating, is combined with the metal stent to minimize the buildup of scar tissue during the healing process. The drug-eluting metal stents currently on the market contain drugs that range from cytotoxic types (for example, paclitaxel) to immunosuppressants (sirolimus, zotarolimus, and everolimus). Delivery of drugs locally to the artery wall, using lower dosages than would be required for systemic applications, has been shown to inhibit events that might lead to restenosis. Patients usually also undergo treatment with aspirin and anti-clotting or antiplatelet drugs, such as clopidogrel (sold as Plavix) or ticlopidine (sold as Ticlid) after stenting, to reduce the incidence of blood clots, or “thrombosis.” Early indications were that drug-eluting metal stents succeeded in reducing the issue of restenosis; some clinical trials with drug-eluting metal stents demonstrated a restenosis rate under 10 percent, according to a study published in 2006 by The New England Journal of Medicine. In coronary stenting, we believe the key clinical measures of success or failure of the therapy are:

•            Target Lesion Revascularization, or “TLR,” which measures the incidence of required re-stenting or bypass surgery due to a failure of the initial coronary angioplasty and stenting; and

•            Major Adverse Cardiac Events, or “MACE,” which are events of death, ischemia, TLR, or heart attack.

•             Bioresorbable Stents:  After studies showed that drug-eluting metal stents succeeded in lowering the rates of restenosis, safety concerns were raised when other studies suggested risks arose from late-stent thrombosis and the failure to restore natural movement of the artery. While coronary stents were originally conceived to be temporary devices and initial work was undertaken to develop them from biodegradable polymers so they would dissolve or resorb over time, most stents used currently are metal and remain in place permanently. In recent years there has been renewed interest in development of a coronary stent that provides all of the proven benefits of a metal stent, but then resorbs from the body and returns the artery to its natural function. The first bioresorbable stent was developed by researchers at Duke University in the early 1980s. While there have been a number of researchers developing bioresorbable stents intended to be resorbed by the body over time, there are many technical challenges, and to date, only two coronary bioresorbable stents are available for sale in locations outside the United States. Due to their temporary nature as compared to bare metal and drug-eluting stents and their intended design to hold the artery open while it is healing following angioplasty, bioresorbable stents are often described as bioresorbable scaffolds or “scaffolds.”

Coronary Stent Market

In 2013, total annual revenues from coronary stent sales approximated $4.4 billion, of which drug-eluting stents accounted for approximately $4.0 billion and 83 percent of units sold. We believe there are three companies with significant market share which have received both FDA and CE Mark approval for five drug-eluting stents. According to analyst reports, approximate 2013 annual coronary stent revenues were:

•             $1.5 billion in the United States from approximately 1.1 million stent implants, constituting approximately 90 percent of all interventional cardiology procedures in the United States;

•             $2.3 billion in Europe and Asia (excluding Japan) and other countries that rely on CE Mark approval from approximately 1.9 million stent implants, constituting approximately 90 percent of all interventional cardiology procedures in these markets; and

•             $0.6 billion in Japan from approximately 244,000 stent implants, constituting approximately 60 percent of all interventional cardiology procedures in Japan.

Europe represents a large market and will be the first market we target for sales of our products after, and if, we receive CE Marking, the European regulatory approval required for commercial sales.

Our Products

Our products are drug-eluting fully bioresorbable polymer stents. We refer to bioresorbable stents as “scaffolds” because they are not permanent devices like metal stents that are commonly used today. After being implanted, our scaffolds are designed to become fully captured inside the artery wall and maintain their strength for four to six months. As the artery remodels and heals, our scaffolds are designed to gradually degrade and benignly clear from the body. We expect these features to present potential advantages over certain observed challenges with permanent metal stents, such as the reduced ability of the artery to fully expand and contract. As the scaffold degrades and is resorbed, there is an integration of artery tissue into the space previously occupied by the scaffold.

Our ReZolve platform includes both the initial ReZolve and current ReZolve2 scaffolds, each of which consist of our “slide & lock” design and licensed polymer technology. The ReZolve scaffold is implanted using a balloon-mounted angioplasty catheter. Our production of the scaffold involves manufacture of the scaffold device, assembly onto the balloon catheter system, sterilization, and packaging. While the handling and storage requirements of ReZolve do not vary from those commonly used in clinical practice with metal stents, the initial ReZolve scaffold included a sheath over the scaffold to protect it during the implantation procedure; the sheath was removed once the scaffold was positioned in the coronary artery.

We initiated a human clinical trial of the initial ReZolve scaffold; the trial is a safety study that enrolled 26 patients between December 2011 and July 2012 at multiple centers in Brazil and Europe. We have since developed a lower profile and sheathless version of our product, which we have named ReZolve2. Our preclinical testing combined with the initial results from our clinical testing have demonstrated that ReZolve2 offers improved deliverability and increased scaffold strength, which we believe can position the product for rapid adoption by physicians if and when we receive regulatory approval for commercialization. We initiated a human clinical trial of the ReZolve2 scaffold in the first quarter of 2013 at multiple centers in Australia, Brazil, Europe, and New Zealand. The trial is a safety study that enrolled 112 patients (with one patient enrolled following December 31, 2013).

Concurrently with conducting clinical evaluations of our ReZolve platform, we have been performing feasibility tests on additional technologies in our patent portfolio which we believe can have the ability to offer many of the same beneficial features as our ReZolve platform while providing advancements in deliverability, profile and hoop strength, and reduced manufacturing costs. We have completed feasibility tests on our next generation scaffold and are in the preclinical testing phase, including bench and animal testing, with the intent of possibly initiating clinical testing on the next generation scaffold later in 2014. Following regulatory approval to commercialize the next generation scaffold, if and when such approval is received, we would evaluate our sales and marketing strategies, including the markets, sales volumes, and selling prices of ReZolve2, if any, and distribute and sell our products to maximize revenues and profits. We are also in the early stages of developing a follow-on product pipeline beyond our next generation scaffold.

The intended key features of our products include:

•            Intended Use:  Implanted using minimally invasive techniques; resorbs leaving no permanent device;

•            Efficacy:  Restores blood flow through the artery; the artery’s natural movement is restored as the scaffold begins to resorb;

•            Drug Eluting:  Delivers standard anti-restenotic drug to the stented artery;

•            Standard Deployment:  Catheter mounted with handling and storage the same as current clinical practice. Our next generation scaffold is designed to also offer enhanced deliverability through the radial artery;

•            Size:  The ReZolve platform treats arteries with diameters of 2.75mm and above, which is standard size.  We also expect to develop our next generation scaffold to treat arteries with a range of clinically relevant diameters;

•            Expansion Range:  The ReZolve platform provides a range of diameter sizing because the “slide & lock” mechanism allows the physician to ratchet open the scaffold to a desired diameter during the implant procedure. We believe our next generation scaffold can provide a range of clinically relevant diameter sizing without a “slide & lock” mechanism due to the advancements we have made in our polymer;

•            Recoil:  Limited stent recoil, which we believe decreases the risk of restenosis;

•             Radiopaque:  Visible by X-ray during and after implant, allowing verification of placement in the artery; and

•            Strength:  The ReZolve platform consists of a “slide & lock” design that we believe offers exceptional strength for challenging lesions.  Our next generation scaffold is thinner and deformable while still maintaining a strong “hoop” strength.

Our bioresorbable technology has been extensively tested during development over the past ten years as follows:

•            Comparative Testing:  We have performed tests comparing our technology to commercially available metal stents. Preclinical testing shows that our technology is safe and effective in animals, with more than 1,000 stents tested across various animal models. Our preclinical tests show that our technology maintains the opening of the artery in the 90 days following implant, and then as the lumen size, or the inside area of the artery, increases as the scaffold begins and continues to resorb, our tests show that our technology leaves a more normal lumen area. Comparatively, the lumen size was almost unchanged in arteries supported by metal stents in our preclinical tests.

•            Strength, Embrittlement, and Fatigue Testing:  We have conducted engineering and life cycle testing with machines that are designed to replicate both the physiological conditions in the coronary artery as well as measure the maximum stress levels that our technology can withstand. These preclinical tests have demonstrated satisfactory scaffold design and polymer strength, low levels of embrittlement of the polymer, and resistance to fatigue prior to significant degradation of the scaffold.

•            Biocompatibility Testing:  The biological response to our scaffold has been evaluated by assessing healing in animal coronary arteries using standard microscopy for stented arteries. These preclinical studies have demonstrated the polymer is safe and no adverse response occurs in the artery even while the polymer degrades.

•            Rate of Degradation Testing:  We have tested degradation of our polymer, as the scaffold needs to maintain its structural integrity for approximately a 90-day period following implant to allow sufficient time for the artery to heal. These preclinical studies have demonstrated that our technology maintains its structural integrity and strength during that critical 90-day period. By design, at 12 months the scaffold no longer has significant mechanical strength and the polymer continues to resorb and be eliminated from the body. After approximately four years, only tiny particles of the original polymer remain. A preclinical study of the byproducts resulting from the resorption of our scaffold showed no accumulation in key organs or tissues of the animal’s body and a substantial portion of the byproducts were cleared from the body.

•            Toxicity Testing:  As required by ISO-10993-1 regulations, our technology has undergone testing for genotoxicity. Our preclinical studies have shown that there is no change to the DNA or chromosomes of cells tested and no other genetic effect showing our polymer is genotoxic. We have conducted preclinical tests for several other types of toxicity that have demonstrated the polymer is safe.

•            Testing of Drug Coating:  The implant of a stent in an artery can injure the diseased vessel and the body’s wound-healing process can cause excessive scar tissue to form inside the stent, referred to as “in-stent restenosis.” The drug sirolimus has been shown to minimize the overgrowth of tissue thereby minimizing the incidence of in-stent restenosis. In animal studies, we have tested the effects of the drug sirolimus, which is applied to the surface of our scaffold as a coating. This drug was used in the first commercialized drug-eluting stent and shows a recognized safety profile and efficacy at reducing restenosis. Our preclinical studies demonstrated no major drug toxicity.

We believe we are ready to begin conducting similar types of pre-clinical testing on our next generation scaffold and aim to demonstrate sufficient data to possibly move forward with clinical testing later in 2014.

We have designed our bioresorbable scaffolds to overcome many of the limitations associated with currently marketed bare-metal and drug-eluting metal stents. Our extensive preclinical testing on the ReZolve platform, including bench and animal testing, provides data and results that indicate our scaffolds have the potential to provide the following benefits if product development continues as expected and we are ultimately able to obtain regulatory approval:

•             Restoration of Vessel Movement and Decreased Risk of Adverse Effect:  We believe there is significant benefit to restoring an artery’s natural movement, which could be possible if the artery were not restricted with a permanent metal stent. After a lesion has healed, our bioresorbable scaffolds dissolve which allow restoration of the natural expansion and contraction of the vessel. We also believe that because the vessel returns to its natural state and the artery and blood flow are restored, disease progression downstream in the artery may be minimized.

•             Minimization of Thrombosis Risk and Reduction of Long-Term Drug Therapy:  We believe the potential for late-stent thrombosis is reduced because our bioresorbable scaffolds become fully encapsulated into the artery where it safely dissolves over time. We believe these characteristics will help in reducing the incidence of blood clots, potentially decreasing the need for prolonged anti-platelet drug therapy.

•             Enhanced Applications for Future Medical Treatment:  We believe that as our bioresorbable scaffolds dissolve, the potential complications of subsequent medical treatments are reduced. A patient can likely undergo re-stenting, receive treatment for lesions located downstream from the original stent, and undergo surgical procedures to an artery because there is no metal obstruction. In addition, we believe our products have a significant potential application for use as a delivery vehicle for agents such as drugs and genes in coronary arteries to treat a number of different lesions, including the treatment and reduction of vulnerable plaque. If our products are used for these purposes, we believe our bioresorbable scaffolds will be able to treat a broader range of lesions more safely than today’s stent alternatives. Also, since our bioresorbable scaffolds allow the use of magnetic resonance imaging (“MRI”), they allow physicians to non-invasively study coronary blood flow.

We believe that due to risks associated with the commercially available bare-metal and drug-eluting metal stents, the coronary stent market is beginning to convert from full metallic drug-eluting stents to fully bioresorbable polymer scaffolds. Bioresorbable scaffolds may also provide interventional cardiologists additional options to treat a broader range of coronary lesions. Our bioresorbable scaffolds are designed with the following features:

•             Proprietary Design and Strong and Resilient Polymer:  Our proprietary “slide & lock” design enables ReZolve2 to be expanded with minimal impact to the polymer and, therefore, maintains the strength of the material during the critical 90-day healing period following implant. Due to enhancements we made to our polymer, we have changed the design of our next generation scaffold to a thinner, deformable scaffold, which we believe maintains its hoop strength and offers enhanced deliverability. Our proprietary polymer in both our ReZolve2 and our next generation scaffold is also less prone to breaking than other polymers that have been tested for this application.

•             No Change to Clinical Practice:  Our bioresorbable scaffolds are implanted using a standard balloon catheter and the profile of the device is compatible with a standard 6 French delivery catheter. Our bioresorbable scaffolds do not require any change to storage or handling.

•             Controlled Resorption Rate:  The polymer we use is designed to degrade and be cleared from the body in a predictable and safe manner. We have the ability to, and may, adjust the degradation profile of future polymer formulations if it is determined that a shorter or longer degradation period could lead to improved patient outcomes.

•             Biocompatible and Safe:  We use desaminotyrosine polycarbonate for our bioresorbable scaffolds, which is a simplified composition of the polymer used in our 2007 clinical study. We migrated to this polymer to address the structural device and delivery issues identified in the 2007 clinical trial. Our current and previous polymer formulations demonstrate equal biocompatibility in preclinical testing and we believe our current and next generation polymer helps to overcome the mechanical property issues identified in our 2007 clinical trial without adversely affecting biocompatibility or safety. In a 12-month study, the ReZolve polymer shows no indication of adverse biological reactions while the stent material is degrading, consistent with the original version of the polymer.

•             Visible Using Standard Imaging Techniques:  Our bioresorbable scaffolds are visible under x-ray, thereby allowing physicians to see the stent during implant and at early patient follow-up. It is also compatible with MRI and CT imaging technologies, both of which may become more widely used in the diagnosis and treatment of coronary artery disease.

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

Our Product Strategy

Our goal is to become a world leader in the development and commercialization of bioresorbable stent products for use in coronary and peripheral arteries of the human body. To achieve this goal, we are pursuing the following business strategies:

•             Demonstrate Clinical Safety and Efficacy and Gain Regulatory Approval for our Products:  We intend to demonstrate the clinical safety and efficacy of our products through human clinical trials and have developed a clinical and regulatory strategy covering these trials and the pathway to application for commercial sales. We initiated a pilot human clinical study in December 2011 that is a prospective, multi-center safety study in the EU and Brazil designed to evaluate the initial ReZolve scaffold. This study enrolled 26 patients between December 2011 and July 2012. The ReZolve2 scaffold, which is a lower profile and sheathless version of the original ReZolve scaffold, is also being clinically evaluated in a trial that enrolled 112 patients (with one patient enrolled following December 31, 2013). The data and results from this larger study will be used to apply for European CE Marking, which we expect to be in late 2014 or early 2015. When, and if, we receive CE Mark approval we will evaluate how best to implement our sales and marketing strategies for commercialization in Europe and various other countries that rely on the CE Mark. While our ReZolve2 scaffold could be approved for sale in 2015, our efforts to generate substantial revenue from our scaffold products and achieve positive cash flows from our operations would take several years, even if our clinical results are favorable. We recently began preclinical studies on our next generation scaffold and aim to demonstrate sufficient data to possibly move forward with clinical testing later in 2014. Following regulatory approval to commercialize the next generation scaffold, if and when such approval is received, we would evaluate our sales and marketing strategies, including the markets, sales volumes, and selling prices of ReZolve2, if any, and distribute and sell our products to maximize revenues and profits.

•             Develop Follow-on Products: We intend to perform feasibility tests on additional technologies in our patent portfolio at the same time we are conducting clinical evaluations of our ReZolve platform scaffolds and preclinical studies on our next generation scaffold. If feasibility is proven, we will determine a course of development for potential products and seek to provide follow-on products.

•             Commercialize and Drive Adoption of our Products:  Concurrent with our clinical studies, we are focusing on commercialization readiness. In May 2013, we engaged a managing director to lead our commercial planning activities, including the development of a sales and marketing launch plan for our products so we can be in a position to commercialize our products following regulatory approval. As part of our plan, and in order to meet supply demands for anticipated sales should we receive regulatory approval in the EU and other markets, such as Australia, we intend to expand our manufacturing capabilities to required levels. We have also granted BSC an option for a worldwide, exclusive right to market, distribute, and sell our products, subject to certain requirements. See “— Distribution and License Agreements” for additional information.

•             Build Awareness and Support among Leading Physicians:  Our clinical strategy includes an aspect of collaboration with key opinion leaders in the field of interventional cardiology. We believe these key opinion leaders can be valuable advocates of our technology and important in the market adoption of our products once our products are approved and commercialized. In addition, we intend to look to these physicians to generate and publish scientific data that further supports the benefits of our scaffold technology.

•             Leverage Our Technology Platform into Other Therapeutic Areas:  We believe that our technology is applicable to therapies beyond coronary artery disease. For example, we may pursue the use of our technology to treat peripheral artery disease, which is an expanding market. We believe current treatments for peripheral artery disease, particularly in the superficial femoral artery, have demonstrated only marginal benefit. We believe the application of our technology to the development of a bioresorbable peripheral scaffold could be significant.

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

Our Technology

Our ReZolve platform scaffolds and our next generation scaffolds are drug-eluting fully bioresorbable polymer scaffolds that are implanted using a balloon catheter. The underlying technology primarily consists of a proprietary polymer and a drug coating, and for the ReZolve platform scaffolds, a proprietary “slide & lock” design. Due to enhancements we made to our polymer, we have changed the design of our next generation scaffold to a thinner, deformable scaffold, which we believe maintains its hoop strength and offers enhanced deliverability. We believe the polymer used in our next generation scaffold will be able to accommodate a range of clinically relevant diameter sizing without a “slide & lock” mechanism as a result of the polymer enhancements.

Our patented polymer is based on an iodinated, tyrosine-derived polycarbonate. We license the polymer and all improvements on the polymer from Rutgers, The State University of New Jersey, or “Rutgers.” We work in collaboration with Rutgers to continually develop and enhance the polymer. The current polymer utilized in our products is a desaminotyrosine polycarbonate polymer. See “— Distribution and License Agreements” for additional information.

We believe our polymer offers the following advantages as compared to other polymer-based stents and scaffolds:

•             Strength:  We have developed our polymer so that, in conjunction with our design, it maintains the strength and structural integrity necessary to support an artery during the critical 90-day healing period after implant. We believe our specific polymer formulation is inherently less prone to cracking and breakage than other polymers.

•             Biocompatibility:  In 2007, we performed a human clinical trial with an earlier version of our polymer and that version has not shown any adverse biological reactions. The current desaminotyrosine polycarbonate polymer used in the ReZolve platform is a simplified composition of the 2007 polymer formulation. The current polymer has been designed to enhance mechanical properties and reduce scaffold profile. Our current and previous polymer formulations demonstrate equal biocompatibility in preclinical testing and we believe the ReZolve polymer helps to overcome the mechanical property issues identified in our 2007 clinical trial without adversely affecting biocompatibility or safety. In a 12-month study of the initial ReZolve, its polymer shows no indication of adverse biological reactions while the scaffold material is degrading, consistent with the original version of the polymer.

•             Predictable Degradation and Resorption:  Our polymer degrades into benign metabolites (consisting of monomers and carbon dioxide) that are cleared from the body. We believe future generations of our bioresorbable scaffold may employ formulations that will allow a more rapid degradation process to occur that will facilitate, for example, the short-term treatment of vulnerable plaque with drugs.

•             Visibility:  The use of iodine in our polymer enables our scaffold to be visible under x-ray, including standard fluoroscopy. Our visibility is similar to metal stents; we believe the visibility of other bioresorbable scaffolds is limited because only the end “markers” they use are visible. Improved visibility allows interventional cardiologists to more accurately assess the implant quality and position.

Our bioresorbable scaffolds are drug-eluting so that they may help to inhibit restenosis of the artery in the location of the scaffold. For our commercial devices, we intend to use the drug sirolimus, an anti-restenotic drug that has been used in commercial drug-eluting stents. This drug is available from a number of different sources and is FDA approved. We coat the outside surface of the scaffold using a polymer solution containing a target dose of sirolimus. The polymer used for the coating solution is the same polymer used in the scaffold structure. Through our preclinical studies, we have demonstrated a controlled release of the drug over 30 days; most of the drug is released within 90 days. We believe this early and slow release characteristic optimizes the efficacy of the drug and that delivery of the drug within 90 days may help with the healing process.

The patented “slide & lock” mechanism of our ReZolve platform is based on a ratchet system where, as the scaffold is opened in an artery by use of a balloon catheter, each “tooth” on the sliding part passes through a bracket in the scaffold and locks into place, preventing it from passing back. The use of sets of “teeth” allow a range of diameters to be achieved since a physician can open the scaffold using a minimum number of teeth, or open using several, or all, the teeth. The current version of the “slide & lock” design is uniform throughout and is implemented with two sets of components:  backbones and U-shaped struts. We believe our “slide & lock” design offers the following advantages as compared to metal stents and bioresorbable scaffolds that have been developed or are under development:

•             Design Maximizes Strength:  With metal stents, the ultimate strength of the metal prevents excessive recoil of the device after implant. Polymer scaffolds do not have the strength of metal and often break, recoil to a smaller diameter, or collapse entirely. We believe our spiral and ratcheting design offers an appropriate level of radial strength to overcome these issues.

•             Large Expansion Range:  A potential drawback of utilizing traditional stent technology for polymer scaffolds is the lack of expansion range, that is, the diameter to which a stent can open during implant. This drawback generally requires a physician to more accurately assess the size of the coronary artery based on angiography prior to implant, since expansion of the device after implant, a common technique to improve the position of the stent in relation to the artery wall, is limited due to potential fracture and recoil. Also, with a limited expansion range, additional stent sizes may be required to accommodate existing clinical practice. Our “slide & lock” mechanism allows the ReZolve2 scaffold to ratchet open to achieve various diameters, similar to commercially available metal stents, and can treat a range of artery sizes with a single scaffold size.

Preclinical Testing

We have undertaken significant laboratory and preclinical testing during the development of our scaffold technology, with more than 1,000 stents tested across various animal models. This testing has shown that our technology, including the ReZolve and ReZolve2 scaffolds, was sufficiently safe and effective in animals to support continued product development. Our preclinical tests have included strength, embrittlement, and fatigue tests; biocompatibility and toxicity tests; drug release tests; deployment and degradation tests; and, tests of comparability to commercial metal stents. We used the data from our preclinical tests in our submissions to the relevant regulatory bodies, for which we received approval to proceed with our pilot clinical trial of the ReZolve scaffold. We recently began similar types of preclinical testing on our next generation scaffold and will continue to do so as needed and aim to demonstrate sufficient data to possibly move forward with clinical testing later in 2014.

Clinical Studies and Regulatory Strategy

We have developed a regulatory strategy that covers our clinical trials and the pathway to application for commercial sales. Prior to ReZolve, we developed an early version stent, and in 2007 enrolled patients in a small clinical study that proved the viability of our technology while confirming the areas needing further development. During 2012 we completed five-year clinical follow-up on these early patients, which formally concluded the study. Based on the results of the study, we believe our claims are valid that the polymer safely degrades.

We initiated a pilot clinical study of ReZolve in December 2011, the RESTORE trial (pilot study of the ReZolve sirolimus-eluting bioresorbable coronary scaffold), which is a non-randomized, prospective, multi-center safety study designed to evaluate the initial ReZolve scaffold in patients at multiple centers in Brazil and Europe. We enrolled 26 patients in this study between December 2011 and July 2012. Twelve-month patient data has been collected on the 22 patients implanted with our device (4 patients were enrolled but did not receive a ReZolve scaffold), and such data was released at an industry conference in October 2013. While we believe the data from the initial patients was encouraging, we believe that the advancements made on the ReZolve2 scaffold, which is a lower profile and sheathless version of the original ReZolve scaffold, can provide additional product benefits needed to ensure the delivery and performance of the scaffold.

In 2013, we initiated a clinical study to evaluate our ReZolve2 scaffold in 112 enrolled patients (with one patient enrolled following December 31, 2013) at approximately 25 clinical centers in Brazil, Europe, Australia, and New Zealand. Concurrently with the evaluation of this study, we are developing a sales and marketing launch plan for our products so we can be in a position to commercialize our products when, and if, we receive regulatory approval.

Our clinical trials utilize standard industry measures of safety in evaluating the performance of the ReZolve platform scaffolds, including patient monitoring on a prescribed and regular basis, and are designed to evaluate safety and performance and provide the data necessary to apply for CE Marking. We intend to utilize similar standards for clinical trials of our next generation scaffold.

In the EU, the European Medical Devices Directive, or “MDD,” 93/42/EEC sets out the general requirements for clinical trials and other essential requirements for approval and CE Marking; there are numerous other directives and standards regulating the design, manufacture, clinical trials, and labeling for medical devices. For our products to bear the CE Mark and be sold commercially throughout the EU, we will need human clinical trial data and to comply with the other requirements of the MDD.

In Australia, the Therapeutic Goods Administration, or “TGA,” is responsible for administering the Therapeutic Goods Act and maintaining the Australian Register of Therapeutic Goods. Unless exempt, all therapeutic goods for human use, including medical devices, must be included on the register before they may be imported, supplied in, or exported from Australia. Any unapproved medical devices used in humans in Australia, even in pilot trials, require an exemption from the requirement for inclusion on the register. In addition to agreeing to trial protocols and obtaining ethics committee approvals at these centers, we have obtained an exemption from the Australian Register of Therapeutic Goods for a human clinical trial of the ReZolve2 in Australia.

We are conducting human clinical trials of the ReZolve2 scaffold for CE Marking based on:

•           the enrollment of 112 patients (5 patients were enrolled but did not receive a ReZolve scaffold; one patient was enrolled following December 31, 2013);

•           patient enrollment at approximately 25 centers across the EU, Brazil, Australia, and New Zealand;

•           primary endpoints of late lumen loss (reduction of internal artery diameter) and MACE (death, heart attack, and target lesion revascularization) as compared to historical values for marketed drug-eluting metal stents;

•           clinical follow-up of all patients on a regular basis including at one, six, and 12 months, and annually thereafter for a period of up to five years following implant; and

•           interventional follow-up at nine or 12 months on subsets of patients in order to visualize the healing process.

While we have commenced clinical trials of ReZolve2 and expect to be in a position to apply for CE Marking by early 2015, no guarantee can be given that we will achieve our expected results from the clinical trials or that CE Marking will be attained in a timely fashion, or at all.  We also aim to begin clinical testing of our next generation scaffold later in 2014, but there is no assurance that we will begin clinical testing within this timeframe, or at all.

In the United States, medical devices are subject to requirements for marketing authorization enforced by the FDA, which regulates the design and development, clinical testing, manufacture, labeling, storage, record keeping, distribution, and promotion of medical devices, primarily pursuant to the requirements of the Food, Drug, and Cosmetic Act and other regulatory requirements.

FDA has classified approximately 1,700 different generic types of devices, organized within 16 medical specialties known as “panels” (e.g., Anesthesiology, Cardiovascular, Dental, etc.).  Manufacturers can determine the classification of most devices by finding the matching description of the device in Title 21 of the Code of Federal Regulations (C.F.R.), Parts 862-892.  A device’s classification reflects FDA’s determination of the level of regulatory control necessary to assure the safety and effectiveness of that type of device, and determines the process the manufacturer must complete in order to legally market the device. The two basic types of marketing authorizations are 510(k) premarket notification (resulting in 510(k) “clearance”) or premarket approval (PMA). The following classes of devices are described in § 513 of the Food, Drug and Cosmetic Act (FDCA):

•            Class I Device (lowest risk):  “General controls” are sufficient to provide reasonable assurance of safety and effectiveness.

•            Class II Device (moderate risk):  In conjunction with general controls, there is sufficient information to establish “special controls” to provide assurance of safety and effectiveness.

•            Class III Device (highest risk):  I and II above are not sufficient to provide reasonable assurance of safety and effectiveness, the device is for use in supporting or sustaining life, or of substantial importance in preventing impairment to human life.

Devices classified as Class III, such as our bioresorbable scaffolds, require the FDA’s Premarket Approval, or “PMA,” prior to commercialization.  A PMA is the most stringent type of device marketing application required by FDA.  It requires that FDA determine that the application contains sufficient valid scientific evidence to assure that the Class III device is safe and effective for its intended use.  PMA approval requires clinical testing in humans under an Investigational Device Exemption, or IDE. All clinical evaluations of investigational devices, unless exempt, must have an approved IDE prior to initiating a study.

An IDE application must contain preclinical test data supporting the safety of the product for human investigational use, information on manufacturing processes and procedures, proposed clinical protocols, and other information. The IDE application is generally approved by the FDA for a specified number of patients and investigational sites. Clinical trials in the United States may begin once the FDA approves the IDE and the Institutional Review Board at each participating clinical site approves the trial protocol.  Clinical investigations must be conducted in accordance with Good Clinical Practice (GCP) which includes informed consent from all patients; labeling for investigational use only; monitoring of the study and; required records and reports.

Based on the outcome of the human clinical trials undertaken to apply for CE Marking, we plan to conduct a human clinical trial in the United States, which is expected to be a randomized trial of at least 2,000 patients. Pursuant to our clinical and regulatory strategy, the timing of the U.S. trial will be determined after consideration of the CE Marking results, our capacity to manage multiple trials concurrently, and the availability of future funding.

Manufacturing

Manufacturing of medical devices is subject to strict quality requirements imposed by regulators, referred to as Good Manufacturing Practices, or GMPs.  While regulators imposed requirements with generally similar principles, there may be variation in the specific application of requirements.

Our operations take place at our ISO 13485:2012 certified facility (an independent third-party certification) in San Diego, California, an approximately 37,000 square foot facility dedicated to the development and manufacture of our products under a lease that expires in January 2018. The facility includes laboratories for polymer development and synthesis, chemistry, engineering, and product assembly, including clean rooms and quality assurance laboratories. Our San Diego facility has the capacity to produce quantities of the ReZolve2 and next generation scaffold that will be needed for our planned clinical trials.

In order to produce quantities of our scaffold large enough to accommodate commercial needs, if and when that time arrives, we will need to scale-up our manufacturing processes and expand our capabilities to allow for such things as additional scaffold sizes. We developed plans and began implementation of the methods and processes for such manufacturing scale-up, including work on the product’s size offerings and other aspects, in 2013. We will continue implementation of manufacturing preparedness as we approach commercialization.

Although certain portions of our scaffold manufacturing process are completed by external parties, we have not entered into any material agreements with any third parties regarding our supply chain or manufacturing process. Our suppliers have no contractual obligation to supply, and we are not obligated to purchase, any components used in our bioresorbable scaffolds, which may result in supply interruptions. The strategy of outsourcing selected manufacturing processes is intended to minimize capital and operating costs while at the same time maintaining required quality standards.

The process to manufacture our bioresorbable scaffolds involve seven main components, some of which currently involve a degree of manual intervention. We plan to continue to improve our manufacturing process with the objectives of improving capacity, yield, and automation. These seven manufacturing steps are as follows:

•           Polymer Manufacture:  Performed at our facility.

•           Polymer Film Pressing:  Performed at our facility.

•           Lasing Scaffold Parts from the Polymer Films:  Currently outsourced to third parties.

•           Drug Coating:  Drug currently purchased from foreign supplier; coating prepared and applied at our facility.

•           Catheter System:  Finished system currently purchased from domestic supplier.

•           Assembly, Mounting on the Catheter, Quality Assurance, and Packaging:  Performed at our facility.

•           Sterilization:  Currently outsourced to a domestic lab.

Currently, our catheter supply and lasing process are outsourced to third parties. We believe we have a number of qualified suppliers readily available; however, any interruption or delay in obtaining products from third-party suppliers, or our inability to obtain products from sources at acceptable prices in a timely manner, could impair our ability to meet the demand for our planned clinical trials or could delay commercialization of our products.

If we do successfully commercialize products, we will be responsible for the quality and compliance of products we introduce to the market, even if we outsource various activities and aspects of manufacturing. We have implemented a quality management system which is designed to comply with FDA regulations and ISO standards governing our medical device products; however, we have not yet been inspected by the FDA. These regulations carefully control the design, manufacture, testing, and release of products and product components, as well as raw material receipt and control. We also have controlled methods for the consistent manufacturing of our products and product components at our facility. All key outsourcing partners are ISO-certified to help assure a continual supply of high quality components.

Competition

The coronary stent industry is highly competitive. Many of our competitors have significantly greater financial resources, human resources, and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Many of these competitors also have developed worldwide distribution channels and more established reputations with our target customers. These competitors include Abbott Vascular, Boston Scientific, and Medtronic. Johnson & Johnson, a previous provider of metal stents, exited the drug-eluting stent market during 2011; however, they continue to maintain a vascular division. Smaller or early-stage companies may also prove to be significant competitors to us, particularly if they enter into collaborative arrangements with the large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites, and patient registration for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business. As a result, we cannot provide assurances that we will be able to compete effectively against these competitors or their products.

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

Abbott began selling its Absorb bioresorbable scaffold during 2012; it is currently available in more than 30 countries in Europe, Asia Pacific, Latin America, and the Middle East. Formal reimbursement approval has been granted for Absorb in Germany with a list price of nearly €3,000. Sales of Absorb during 2013 were approximately $86.0 million.

In January 2013, Abbott announced the initiation of its U.S. clinical trial, ABSORB III, which will enroll an expected 2,250 patients and will randomize Absorb against Abbott’s market-leading drug-eluting stent, XienceTM. A non-inferiority finding will allow Abbott to obtain U.S. PMA approval of Absorb. Abbott may enroll an additional 4,000 patients in the ABSORB IV trial, which would compare target lesion failure rates between one and five years. From the ABSORB IV trial, a finding of superiority against Xience would demonstrate added clinical benefits of bioresorbable scaffolds and potentially lead to differentiated product claims and perhaps further differentiated reimbursement rates from those of metal stents. Abbott’s ability or inability to obtain reimbursement for, and secure adoption of, the Absorb scaffold may play a significant role in establishing the market potential for bioresorbable scaffolds over the next several years.

In October 2012, Elixir Medical completed enrollment in a 120-patient clinical trial. In May 2013, they announced they had received CE Mark approval for their DESolve bioresorbable scaffold, and their first commercial implant was performed in January 2014. In addition to Abbott’s activities, Elixir’s ability or inability to obtain reimbursement for, and secure adoption of, its scaffold may further define the marketing potential for bioresorbable scaffolds.

There are a number of other companies working to develop bioresorbable or polymer scaffolds that have not yet obtained regulatory approval to commercialize their products. These include Biotronik SE & Co. KG, Arterial Remodeling Technologies, and Amaranth Medical. Biotronik is developing an absorbable metal scaffold, called Dreams, which is a deformable, balloon-expandable scaffold manufactured from a magnesium alloy. Unlike polymer bioresorbable scaffolds that take multiple years to degrade, the magnesium scaffold is designed to absorb within the first year. In 2010, Biotronik initiated a 50-patient clinical trial of Dreams and reported six- and 12-month data. In October 2013, Biotronik initiated a 120-patient clinical trial of a newer version of Dreams, which is designed to provide the data necessary to apply for European CE Marking. Arterial Remodeling Technologies and Amaranth Medical have initiated first-in-man clinical trials of their bioresorbable polymer scaffolds and have released early data at industry conferences.

Because of the prevalence of coronary artery disease and the resulting market opportunities, competitors will most likely continue to dedicate significant resources to aggressively promote their products. New product developments that could compete with us more effectively are likely because the coronary artery disease treatment market is characterized by extensive research efforts and technological progress. Accordingly, competitors may develop technologies and products that are safer, more effective, easier to use, or less expensive than our products.

We believe our success is likely to be driven by, and depends on, our ability to innovate, manufacture in commercial quantities, obtain regulatory approvals and reimbursement, and successfully market and sell our products. We expect to encounter potential customers who, due to existing relationships with our competitors, are committed to or prefer the products offered by these competitors. To compete effectively, we must demonstrate that our products are attractive alternatives to other devices and treatments by differentiating our products on the basis of safety, efficacy, performance, ease of use, brand and name recognition, reputation, service, and cost-effectiveness.

Research and Development

Since inception, we have devoted a significant amount of resources to develop our technology. Our research and development expenses were $13.4 million in 2011, $15.8 million in 2012, and $19.2 million in 2013. We expect our research and development expenditures to increase as we devote significant resources to the continuing development of our products, in particular, completing the clinical trials necessary to support regulatory approval of the ReZolve2 scaffold and our next generation scaffold.

Sales and Marketing

As a development stage company, we have a very limited sales and marketing organization and currently have no experience in the sale, marketing, or distribution of stents or bioresorbable scaffolds. To achieve commercial success for any approved product, we will need to develop a sales and marketing organization or enter into arrangements with others to market and sell our products.  In May 2013, we engaged a managing director to lead our commercial planning activities, including the development of a sales and marketing launch plan for our products so we can be in a position to commercialize our products following regulatory approval.

In most countries throughout the world, a significant portion of a patient’s medical expenses is covered by third-party payors. In the United States, hospitals and physicians generally rely on third-party payors, such as Medicare, private health insurance plans, and health maintenance organizations to reimburse all or part of the cost of medical devices and the related surgical procedures; however, for a new device there will often be significant uncertainty as to the coverage and reimbursement status that will apply. Reimbursement in the EU varies from country to country and often hospital to hospital. We believe that numerous hospitals have established budgets to purchase coronary stents and the purchase decision is often driven by the interventional cardiologists. In the United States, third-party payor requirements and government regulations impose substantial program requirements, ongoing compliance requirements, and limits on the manner in which medical device companies may market products and interact with healthcare professionals.

Currently, coronary stents are sold through distribution channels in the EU, the U.S., and around the developed world, primarily targeting interventional cardiologists who treat patients likely to require stenting. We believe the costs and barriers are large to develop a distribution channel focused around one group of products. We may therefore consider partnering with a distribution or sales channel. For example, we have entered into a Distribution Option Agreement with BSC relating to the sale and distribution of our scaffold technology in markets in which the technology is approved for sale. The terms of this agreement are described under “— Distribution and License Agreements.”

If BSC does not exercise its option to negotiate distribution of our product, or if we are unable to reach an agreement on the terms of distribution, we may elect to sell our products through a combination of direct sales and relationships with independent distributors. Our sales strategy will depend on the types and timing of our product roll-out, which is dependent upon receipt of the necessary regulatory approvals and clearances:

•           The EU and other countries outside the United States that recognize the CE Mark will be our initial target commercial market because CE Marking is our first targeted regulatory approval;

•           Australia, China, India, Japan and the Middle East will comprise our second target commercial market because we believe regulatory approval in these countries will closely follow CE Marking; and

•            The United States will be our third target commercial market upon completion of U.S. FDA trials and PMA approval.

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

As of February 15, 2014, on a worldwide basis, our patent portfolio comprises 299 issued and pending U.S. and foreign patents that we own directly or for which we are the licensee. Our latest patent expiration date with respect to these patents is 2034. We have been issued 47 U.S. patents and have 23 U.S. patent applications that are pending examination or have been allowed in the United States Patent and Trademark Office. For these 70 technology patents and applications, we have sought intellectual property protection outside the United States and have been granted 179 foreign patents and have 50 pending foreign applications. We do not know if any of our pending patent applications will be issued, nor do we know whether our patents, if issued, will adequately cover our technology or will be able to be successfully enforced. Even if valid and enforceable, our patents may not be sufficiently broad to prevent others from inventing a scaffold like ours, despite our patent rights. We have received no communications from third parties concerning the patentability, validity, or enforceability of our patents or patent applications. We believe that the remaining lives of our patents provide adequate time to generate revenues from sales, subject to timing of the clinical pathway and regulatory approvals.

We actively monitor our intellectual property position and review new developments periodically to identify prudent extensions to our patent portfolio to ensure that we protect our key technology, as well as to maximize our defensive strategy through the coverage of similar technology developments. We have an in-house patent attorney and also employ external patent counsel to assist us in managing our intellectual property portfolio.

The industry we operate in has been subject to a large number of patent filing and patent infringement lawsuits. Whether we would, upon commercialization, infringe any patent claim will not be known with certainty unless and until a court interprets a patent claim in the context of litigation. If an infringement allegation is made against us, we may seek to invalidate the asserted patent claim and may allege non-infringement of the asserted patent claim. In order for us to invalidate a U.S. patent claim, we would need to rebut the presumption of validity afforded to patents issued in the United States with clear and convincing evidence of invalidity, which is a high burden of proof. To date, none of our patents or patent applications has been subject to reexamination, interference, or other legal challenge.

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

Distribution and License Agreements

BSC Agreement

In 2007, we entered into a Distribution Option Agreement with Boston Scientific Corporation, or “BSC,” in which we granted BSC an option to negotiate for a worldwide exclusive right to sell, market, and distribute our scaffolds, subject to certain exceptions. If BSC exercises its option, we will negotiate in good faith to enter into a mutually acceptable distribution agreement that will include the following provisions: (i) the distribution agreement shall last at least five (5) years; (ii) the transfer price for our products shall be equal to 50 percent of BSC’s average selling price for such products; (iii) BSC shall not be required to make any payments, other than the transfer price for products, with respect to the sale, marketing, or distribution of such products; (iv) we shall meet all legal and regulatory requirements, as well as BSC quality standards, with respect to the design, development, and manufacturing of all products; (v) BSC shall have sole discretion over all marketing and sales decisions relating to the products; and (vi) BSC shall be the exclusive distributor of such products during the term of the agreement so long as BSC does not commence to sell, market, or distribute a directly competitive stent product (distribution becomes non-exclusive in locations where BSC sells, markets, or distributes a directly competitive stent product). If we are unable to agree on the terms of a distribution agreement within 90 days of BSC’s exercise of its option, or if BSC provides written notice that it elects not to exercise its option, then we shall be permitted to sell, market, and distribute our products to a third party; provided, however, the terms of an offer to any third party and the definitive agreement establishing such third party’s right to sell, market, and distribute such products, shall not be on terms more favorable than the terms offered by us to BSC.

BSC’s distribution option, if not previously exercised, terminates 90 days after our delivery of clinical data to BSC from the following clinical milestones:  (i) imaging, death, acute myocardial infarction, stent thrombosis, and target lesion revascularization data from one year follow-up of at least 200 of our implanted resorbable drug-coated stents from human clinical trials, or “Implanted Stents;” (ii) core lab acute gain, late loss, and binary angiographic restenosis data from eight- to nine-month angiographic follow-up of at least 100 Implanted Stents; and, (iii) eight- to nine-month optical coherence tomography of at least 40 Implanted Stents.

Under the Distribution Option Agreement, we have also agreed not to take certain actions that would prevent BSC from exercising its distribution option; however, we may market, sell, or distribute any product on a non-exclusive basis in any country or territory where BSC directly competes with such product. In addition, if we receive regulatory approval for any product in any country or territory outside the United States prior to submission to the FDA, and (i) BSC does not exercise its distribution option within 90 days following written notice of the approval, or (ii) if BSC exercises it distribution option but is unable to agree with us on the terms of the distribution arrangement within 90 days of BSC’s exercise of its option, then we may sell, market, and distribute such product in any foreign country or territory where the product has received approval, directly or through any third party that is not a direct competitor of BSC, provided however, that any such arrangement must be terminable without cost to BSC on no more than 90 days’ written notice.

Rutgers License

In July 2010, we entered into an Exclusive License Agreement, or the License, with Rutgers, The State University of New Jersey, or “Rutgers,” that superseded our 2004 Exclusive License Agreement with Rutgers. Under the 2010 License, Rutgers granted us an exclusive, worldwide right, including sublicensing rights, to develop and commercialize products that utilize certain polymers in the vascular field. Terms of the License require us to pay annual license fees until a product is commercially sold in a major market. In order to maintain our rights under the Rutgers License, we have to satisfy certain development and commercialization obligations specified in the agreement. The term of the Rutgers License continues until the expiration of the last to expire of the patents licensed to us, which we believe is 2034. The License allows Rutgers to sublicense certain technology that Rutgers invented, we jointly invented with Rutgers, or that we solely invented, outside the field of use specified in the License. If Rutgers sublicenses inventions and improvements solely owned by us, Rutgers shall pay us a percentage of all income and consideration Rutgers receives from such sublicenses.

The royalties due under the Rutgers License vary depending upon type of product, use of product, stage of product, location of sale, and ultimate sales volume and price. We believe the royalties due under the Rutgers License will range from a minimum of approximately $25 to a maximum of approximately $100 per product sale, with license provisions for escalating minimum royalties that could be as high as $2.2 million per year. Additionally, in the event we receive certain milestone payments related to this technology, the licenses require that up to 40 percent of the milestone amount be paid to the licensors. The Rutgers License requires annual licensing payments of $175,000 until the underlying technology has been commercialized and royalties would be due. The Rutgers License also requires other payments to occur during commercialization that could total $950,000, payment of $350,000 upon a change in control of ownership, payments of up to $300,000 annually to extend regulatory filing periods related to certain technology, and payment of patent filing, maintenance, and defense fees.

Third-Party Reimbursement

In most countries throughout the world, a significant portion of a patient’s medical expense is covered by third-party reimbursement. In the United States and other countries, third-party payors consist of both government-funded and private insurance programs. While each payor develops and maintains its own coverage and reimbursement policies, the vast majority of payors have established policies for stents. We believe that our products generally will fall within the existing reimbursement guidelines, or within new reimbursement guidelines that are established by competing bioresorbable scaffold companies, although some refinement in policies may be needed for our products. Before we can obtain reimbursement for our products in Europe, Australia, or the United States, we will need to obtain appropriate regulatory approvals for product sales.

The Center for Medicare and Medicaid Services, or CMS, is the U.S. government entity that administers the Medicare program, which is considered a reimbursement benchmark. CMS establishes, reviews, and updates Medicare coverage and reimbursement policies for medical products and procedures. Both CMS and commercial payors have established coverage and reimbursement policies for stents currently being sold; however, we have no assurances these existing policies or reimbursement codes would apply to the bioresorbable scaffolds that we are developing. We also have no assurance that existing payment rates under these reimbursement codes will continue.

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

In Australia, the Department of Health and Ageing is the government department and Medicare is the government entity responsible for administering the Medicare Benefits Scheme and the Medicare Benefits Schedule, or MBS. Medicare establishes coverage and reimbursement policies for medical products and procedures and such policies are periodically reviewed and updated. Medicare and MBS have established coverage and reimbursement policies for stents that are currently being sold. However, similar to the United States, there are no assurances that existing policies or reimbursement codes will be used for the bioresorbable scaffolds that we are developing or that existing payment rates under the reimbursement codes will continue.

In addition, U.S. governmental and private sector payors have instituted initiatives to limit the growth of health care costs, using, for example, price regulation or controls and competitive pricing programs. Some third-party payors also require pre-approval of coverage for new or innovative devices or therapies before they will reimburse health care providers who use such devices or therapies. Providers also have sought ways to manage costs, such as through the use of group purchasing organizations. While we believe the clinical performance of the ReZolve platform scaffolds will be sufficient to secure reimbursement, there remains uncertainty as to whether our products will be viewed as sufficiently cost-effective to warrant adequate coverage and reimbursement levels.

Government Regulation

United States

Our products are considered combination products because they comprise two regulated components in a single product:  a drug and a device. In the United States, the FDA assigns the review of a combination product, based on the product’s “primary mode of action,” to one of its centers, such as the Center for Drug Evaluation and Research, or CDER, or the Center for Devices and Radiological Health, or CDRH. The center to which the product is assigned will have primary jurisdiction over the PMA of the product.

Because the primary mode of action for our products is that of a medical device, we anticipate that our products will be reviewed by the FDA under the Federal Food, Drug, and Cosmetic Act with CDRH having primary responsibility for review and regulation of our products. As a result, we expect our clinical investigations of drug-eluting stents to be conducted under an IDE application in accordance with 21 CFR Part 812.  However, it is possible the FDA may assign our products to CDER. Based on FDA precedent and jurisdictional statements to date, we believe that the drug component of our products will not require separate FDA approval and that it will be reviewed in the context of our PMA, with CDRH consulting with CDER as needed. If the FDA does assign our products to be regulated by CDER, the drug component of the product will in all likelihood not require separate CDER approval but will be evaluated in the context of our PMA as a whole, with application of drug standards as deemed appropriate by FDA based on the circumstances.

FDA regulations govern the following activities that we and our suppliers, licensors, and partners perform and will continue to perform to ensure that the products we distribute domestically or export internationally are safe and effective for their intended uses:

•           product design and development;

•           product testing;

•           product manufacturing;

•           product safety;

•           product labeling;

•           product storage;

•           record keeping;

•           premarket approval;

•           advertising and promotion;

•           production;

•           product sales and distribution; and

•           postmarketing requirements including monitoring for and reporting of adverse events and malfunctions.

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

Clinical Trials:  Clinical trial data is almost always required to support a PMA application. Clinical trials for our product candidates require the submission of an IDE application and FDA approval. The IDE application must be supported by appropriate data, such as animal and laboratory data showing that it is safe to test the device in humans and that the testing protocol is scientifically sound, and the application must be for a specified number of patients. Clinical trials may begin once the application is cleared by the FDA, as well as the appropriate institutional review boards at the clinical trial sites. Clinical trials must be conducted in accordance with applicable regulations including Good Clinical Practices, or GCP, and policies, procedures, and trial conduct must adhere to extensive record keeping and reporting requirements. Our clinical trials must be conducted under the oversight of an institutional review board at the relevant clinical trial site and in accordance with applicable regulations and policies including, but not limited to, the FDA’s good clinical practice regulations. We, the FDA, or the institutional review board at a clinical site may suspend a clinical trial at any time for any reason, including a belief that the risks to the patients in a clinical trial outweigh the anticipated benefits. Clinical trials of the scope we anticipate for our products can typically take years to complete and may encounter challenges at any stage that require the trial to be halted.

Pervasive and Continuing Regulation:  After a device is placed on the market, numerous regulatory requirements apply. These include:

•           Good Manufacturing Practices, or GMP, and the Quality System Regulation, or QSR, that require manufacturers, including third-party suppliers, to follow stringent design, testing, control, documentation, and other quality assurance procedures during all aspects of the manufacturing process;

•           labeling and promotion regulations which limit the manner in which companies can market their products and impose requirements for content and format of labeling and promotional materials, and FDA prohibitions against promotion of products for unapproved or “off-label” uses;

•           medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;

•           post-market surveillance regulations, which will apply when necessary to protect the public health or to provide additional safety and efficacy data for the device; and

•           specific conditions of approval which may be imposed on a specific PMA.

The FDA has broad post-market and regulatory enforcement powers. We will be subject to unannounced inspections by the FDA and the Food and Drug Branch of the California Department of Health Services to determine our compliance with the QSR and other regulations. The manufacturing facilities of our suppliers and subcontractors may also be inspected by the FDA or other regulatory authorities to determine their compliance with the strictly enforced GMP regulations. The FDA monitors marketing and promotional activities for matters of concern, and may receive complaints from competitors or other third parties if they have concerns regarding our promotional activities.

In addition, discovery of previously unknown problems with a medical device, manufacturer, or facility may result in restrictions on the marketing or manufacturing of an approved device, including costly recalls or withdrawal of the device from the market. For instance, BSC and Johnson & Johnson have experienced safety and manufacturing problems with their drug-eluting stent products, and have conducted significant and costly recalls in response to these issues. Failure to comply with applicable regulatory requirements may result in enforcement action being taken by the FDA, which may include any of the following sanctions:

•            inspectional observations or warning letters, identifying concerns that must be corrected;

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

The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving, or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment is made under a federal program such as Medicare or Medicaid. This statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the health care industry. Both parties to the transaction may be prosecuted, whether the party sought or received payment from any federally-funded program. Recognizing that the Anti-Kickback Statute is broad and may technically prohibit many innocuous or beneficial arrangements, Congress authorized the Department of Health and Human Services to issue a series of regulations, known as the “safe harbors.” These safe harbors set forth provisions that, if all their applicable requirements are met, give some assurance to health care providers and other parties that they will not be prosecuted under the Anti-Kickback Statute. The failure of a transaction or arrangement to fit precisely within one or more safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that do not fully satisfy each applicable safe harbor may result in increased scrutiny by government enforcement authorities. Penalties for violations of the federal Anti-Kickback Statute include criminal and civil sanctions such as fines, imprisonment, and possible exclusion from Medicare, Medicaid, and other federal health care programs. Many states have also adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for health care items or services reimbursed by any source, not only the Medicare and Medicaid programs.

The federal False Claims Act prohibits persons from knowingly filing or causing to be filed a false claim to, or the knowing use of false statements to obtain payment from, the federal government. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals, sometimes known as “relators” or, more commonly, as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. The frequency of filing of qui tam actions has increased significantly in recent years, causing more health care companies to defend a False Claim action. When an entity is determined to have violated the federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties ranging from $5,500 to $11,000 for each separate false claim. Various states have also enacted laws modeled after the federal False Claims Act. Similarly, the federal Civil Monetary Penalty statute imposes penalties of up to $50,000 per violation for filing certain types of proscribed claims or engaging in prohibited acts.

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

Patient Protection and Affordable Care Act:  Our operations will be impacted by the federal Patient Protection and Affordable Care Act of 2010, as modified by the Health Care and Education Reconciliation Act of 2010, which we refer to as the Affordable Care Act, or ACA. Among other things, the ACA and its implementing regulations impose a 2.3 percent excise tax on sales of medical devices by manufacturers which include any medical device defined in section 201(h) of the Federal, Food, Drug, and Cosmetic Act, or FDCA, and intended for use by humans, with limited exclusions. There is no exemption for small companies; we believe the tax will apply to our scaffolds and we expect to begin paying the tax when we begin commercial sales of our products in the U.S. The ACA and its implementing regulations also require (under what are referred to as “Sunshine” or “Open Payments” requirements) applicable manufacturers of covered devices to report details to the Department of Health and Human Services regarding certain payments and other financial arrangements with physicians and teaching hospitals. These reporting provisions preempt state laws that require reporting of the same information, but not those that require reports of different or additional information. Failure to comply subjects the manufacturer to significant civil monetary penalties. We expect compliance with the ACA to impose significant administrative and financial burdens on us.

Environmental Regulation:  We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. Some of these laws require us to obtain licenses or permits to conduct our operations. We have numerous policies and procedures in place to ensure compliance with these laws and to minimize the risk of occupational exposure to hazardous materials. We do not expect the operations of our products to produce significant quantities of hazardous or toxic waste or radiation that would require the use of extraordinary disposal practices. Although the costs to comply with these applicable laws and regulations have not been material, we cannot predict the impact on our business of new or amended laws or regulations or any changes in the way existing and future laws and regulations are interpreted or enforced, nor can we ensure we will be able to obtain or maintain any required licenses or permits.

International

International sales of medical devices are subject to foreign governmental regulations, which vary substantially from country to country. The time required to obtain clearance or approval by a particular country may be longer or shorter than that required for FDA clearance or approval, and the requirements may be different.

Europe’s primary regulatory environment is that of the EU, which consists of 28 countries encompassing most of the major countries in Europe. Three members of the European Free Trade Association, Iceland, Norway, and Liechtenstein have voluntarily adopted medical device laws and regulations that mirror those of the EU. Other countries, such as Switzerland, have entered into Mutual Recognition Agreements and allow the marketing of medical devices that meet EU requirements. The EU has three core directives concerning medical devices:  Medical Devices Directive, In-Vitro Diagnostic Medical Devices Directive, and Active Implantable Medical Devices Directive. Also, the European Committees for Standardization have set forth voluntary standards regulating the design, manufacture, clinical trials, labeling, and adverse event reporting for medical devices. Before a medical device can be marketed or used in the EU, it must undergo a conformity assessment process as set forth in the relevant medical devices directives. Upon compliance with the relevant directives requirements, medical devices will be entitled to bear CE Marking and, accordingly, can be commercially distributed throughout the EU, the member states of the European Free Trade Association, and countries that have entered into a Mutual Recognition Agreement. The method of assessing conformity varies depending on the type and class of product, but normally involves a self-assessment by the manufacturer and an assessment by a third-party designated notified body, an independent and neutral institution appointed in one of the EU countries. The assessment may also include an audit of the manufacturer’s quality system and specific testing of the device to ensure compliance with ISO 13485, which are voluntary harmonized standards. Each member state country of the EU has implemented the Medical Device Directives into national laws and these laws are enforced by competent authorities in each member state. For example, in the United Kingdom the authority is the Medicines and Healthcare Products Regulatory Agency. In addition to obtaining CE Marking, many EU countries will require us to complete a formal registration process before our product can be commercially distributed. This may delay our ability to commercialize our products after obtaining CE Marking.

Before any medical device can be supplied within Australia, it must be included on the Australian Register of Therapeutic Goods and comply with the provisions of the Australian Therapeutic Goods Act. Compliance generally requires, among other things:

•            Full technical documentation demonstrating compliance to all relevant standards and regulations;

•            Full quality assurance certification to the key international standard; and

•            The ability of the manufacturer to undertake post market surveillance processes.

However, much of the documentation produced for obtaining the CE Marking in Europe can be used to obtain registration in Australia and the regulatory requirements with respect to the approval of medical devices are similar to European regulations.

Employees

As of December 31, 2013, we had 84 employees, including 81 full-time employees and three part-time employees, of which 72 were in research and development and 12 were in general and administrative functions. We have never had a work stoppage and none of our employees are covered by collective bargaining agreements or are represented by a labor union.

Executive Officers

Our executive officers and their ages and backgrounds as of February 15, 2014, are as follows:

Robert B. Stockman, age 60, our co-founder, has served as Chairman of the Board and director since 1999 and Chief Executive Officer since August 2010. He serves as a director of HeartWare Limited/HeartWare International, Inc., an ASX and NASDAQ listed medical device company, since December 2006. Mr. Stockman also serves as a board member for MuseAmi, Inc., a privately held advanced music software company that he co-founded. He previously served on the board of Zeltiq Aesthetics, Inc., a medical technology company listed on NASDAQ, from July 2010 until April 2012. Since 1999, Mr. Stockman has been the President and Chief Executive Officer of Group Outcome LLC, a U.S.-based merchant banking firm that deploys its capital and that of its financial partners in private equity and venture capital investments in medical technology companies. Mr. Stockman also co-founded Centrimed, Inc., an internet-based software company, that was acquired by the Global Healthcare Exchange, LLC, and led the buyouts of Ioptex, an intraocular lens manufacturer, and two Johnson & Johnson divestitures, “A” Company Orthodontics, Inc. and Critikon Company, LLC, each of which was subsequently acquired. Prior to establishing Group Outcome LLC, Mr. Stockman spent 18 years with Johnston Associates, Inc. and Narragansett Capital Corporation, where he focused on venture capital investments and merger advisory work in health care. Mr. Stockman holds a Bachelor’s Degree from Harvard College and a Master in Business Administration from The Tuck School at Dartmouth College.

Robert K. Schultz, Ph.D., age 57, has served as our President and Chief Operating Officer since 2003. His background comprises more than 30 years in pharmaceutical, medical device and combination products. Prior to joining REVA, Dr. Schultz held positions of Vice President of Research and Development and Vice President of Technology Strategy and Licensing for Dura Pharmaceuticals, a specialty respiratory pharmaceutical and pulmonary drug delivery company, and Research Specialist for 3M Pharmaceuticals, a diversified international technology company. He obtained his Ph.D. in Pharmaceutics and his B.S. degree in Pharmacy from the University of Minnesota.

Katrina L. Thompson, age 55, has served as our Chief Financial Officer and Corporate Secretary since 2003. Her experience encompasses over 30 years in accounting, finance, and corporate administration. Prior to joining REVA in 2003, Ms. Thompson held senior positions in the telecom, real estate development, commercial nursery, and high tech industries. She spent the early part of her career as an auditor with Price Waterhouse, a provider of tax, audit and advisory services. Ms. Thompson received her B.S. in Business Administration from San Diego State University.

Jeffrey A. Anderson, age 47, has served as our Senior Vice President of Clinical and Regulatory affairs since December 2013 and as our Vice President of Clinical and Regulatory affairs since February 2011, a position he previously held at REVA from 2004 to 2008. He has over 20 years of experience in the medical device industry, including his positions of Vice President of Clinical & Regulatory Affairs and Vice President of Research &

Development for Neomend, a biomedical device company engaged in the development and commercialization of surgical wound healing products, where he served from October 2008 through February 2011. Additionally, Mr. Anderson has held senior positions at Abbott Vascular, Jomed, CRS Clinical Research, and Medtronic. He received his B.S. in Physics from California State University at Fullerton.

Donald K. Brandom, Ph.D., age 54, has served as our Senior Vice President of Product Development since December 2013, our Vice President of Product Development since December 2010, and our Vice President of Biomaterial Product Development since January 2008. He has directed all biomaterial development activities since 2003 and the scaffold development program since 2010. In his over 20 years of industry experience, he has held technical, senior, and executive management product development positions in the aerospace, microelectronics, and medical device industries. Dr. Brandom earned his Ph.D. in Materials Engineering Science at Virginia Tech and has a B.S. in Chemistry from the University of California, Davis.

Joan Zeltinger, Ph.D., age 51, has served as our Vice President of Scientific Affairs since June 2004 and has directed our biological activities since 2000. Dr. Zeltinger has 20 years of industry research and business experience that includes numerous publications and patents. Dr. Zeltinger previously directed the bioresorbable coronary graft and tissue engineered heart valve programs at Advanced Tissue Sciences and chaired the American Society for Testing and Materials, or ASTM, standard development for combination medical products. She received her Ph.D. in Biology from the University of South Carolina with post-doctoral work conducted at the University of Washington, School of Medicine, and has a B.S. in Biology from the University of North Dakota.

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

Risks Related to Our Business

We have a history of net losses and negative cash flows and the report of our independent registered public accounting firm included in this Form 10-K contains explanatory language that substantial doubt exists about our ability to continue as a going concern.

We are a development stage medical device company. We have incurred net losses since our inception, including net losses of approximately $20.9 million, $23.8 million, and $27.9 million for the fiscal years ended December 31, 2011, 2012, and 2013 respectively. As of December 31, 2013, our accumulated deficit was approximately $201.5 million and we had $20.7 million in cash and investments at December 31, 2013, a decrease of $6.5 million from $27.2 million at September 30, 2013. Currently, we have no products approved for sale in any jurisdiction. We expect to continue to incur significant operating losses for the foreseeable future as we incur costs associated with:

•            conducting our CE clinical trials to obtain human data on our ReZolve platform and our next generation scaffold;

•            seeking regulatory approvals in the EU, Australia, and the United States for our ReZolve2 scaffold and our next generation scaffold;

•            additional product research and development efforts;

•            growing, maintaining, and protecting our intellectual property;

•            expanding our manufacturing, sales, and marketing capabilities;

•            broadening our infrastructure and systems in order to meet the needs of our operations; and

•            complying with the requirements related to being a public company in the United States and listed on the Australian Securities Exchange, or ASX.

As a result of the above circumstances, the independent registered public accounting firm’s report on our financial statements included in this Form 10-K contains explanatory language regarding our ability to continue as a going concern. As of December 31, 2013, we had an accumulated deficit of approximately $201.5 million and $20.7 million in cash and investments. These conditions raise substantial doubt about our ability to continue as a going concern, and are more fully described in Note 2 to the consolidated financial statements included with this Form 10-K and under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report. The consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty.

Although our management is taking actions to raise additional capital to fund cash requirements, there is no assurance that we will be able to obtain financing on favorable terms, if at all, or to successfully further reduce costs in such a way that would continue to allow us to operate our business.  We cannot predict the extent of our future operating losses and accumulated deficit, and we may never generate sufficient revenues to achieve or sustain profitability. To become and remain profitable, we must succeed in developing and obtaining required regulatory approvals and commercializing products with significant market potential. This will require us to succeed in a range of challenging activities, including all of the activities listed above. We may never succeed in these activities, and we may never obtain regulatory approvals in the markets in which we expect to operate or otherwise generate revenues sufficient to achieve profitability. If we do achieve profitability, we may not be able to sustain it.

We will require substantial additional funding to meet our future operating and capital needs and may be unable to raise capital when needed, which would force us to delay, reduce, or eliminate our product development programs or commercialization efforts.

Until we generate a level of revenue to support our cost structure, we expect to continue to incur substantial operating losses and net cash outflows. While we had cash and investments totaling $20.7 million as of December 31, 2013, we do not believe these resources will be sufficient to meet our operating and capital needs through 2014. Failure to raise capital when needed would force us to delay, reduce, or eliminate our product development programs or commercialization efforts.

Our future operating and capital requirements will also depend on many factors, including achievement of regulatory approval of our products, the growth of revenue, the amount of intellectual property and technology expenditures, the number and size of our clinical trials, and the extent of new product development. Any equity or debt financing, if available at all, may be on terms that are not favorable to us or may be substantially dilutive to our current security holders. Equity financings could result in dilution to our existing security holders, and the securities issued in future financings may have rights, preferences, and privileges that are senior to those of our existing security holders. Because our need for capital arises as a result of significant losses, the occurrence of these losses may make it more difficult for us to raise necessary capital when needed, which would force us to delay, reduce, or eliminate our product development programs or commercialization efforts.

Our ability to generate revenue depends upon the successful clinical development, regulatory approval, and commercialization of our products.

Our products will require extensive clinical testing, regulatory approval, and significant marketing and distribution efforts before they can be sold and generate any revenue. Our efforts to generate revenue may not succeed for a number of reasons including:

•            we may experience delays with our bioresorbable scaffold program, including the enrollment and successful completion of our clinical trials and our planned CE applications;

•            our ReZolve platform or our next generation scaffold may not demonstrate safety and efficacy in our preclinical or clinical trials;

•            we may not be able to obtain regulatory approvals for ReZolve2 or our next generation scaffold in the markets in which we expect to operate, or the approved indications for ReZolve2 or our next generation scaffold may be narrower than we currently anticipate;

•            our products may not be accepted in the marketplace by physicians and patients;

•            physicians may not receive adequate coverage and reimbursement for procedures using our products;

•            new product introductions by our competitors or any rapid technological change may make our technology and product candidates obsolete;

•            we may not be able to manufacture or distribute our products in commercial quantities or at an acceptable cost;

•            we are wholly dependent on suppliers of critical components for our products, including the process of lasing the scaffold components and the balloon catheter system it deploys from, and we may be significantly impacted by any regulatory delays or barriers that our suppliers may encounter; and

•            we may be sued for infringement of intellectual property rights which could prevent us from manufacturing or selling our products.

We cannot market our products in the EU until we receive a CE Mark or in the United States until we receive a PMA. We cannot guarantee that we will receive regulatory approval on a timely basis, or at all. Our operating plan is based in part on our expectations regarding the timing for receipt of the required regulatory approvals and if we experience significant delays in the regulatory approval process, we may be unable to reduce our expenditures in a timely manner to compensate for such delays and we may not have adequate financial or other resources to complete the regulatory approval process. Accordingly, a significant delay in the regulatory approval process for our ReZolve2 scaffold or our next generation scaffold would have a material adverse effect on our ability to successfully sell our products commercially and on our financial condition. In addition, we may be required to raise additional financing, including equity or debt financing, to fund our operations, which could be dilutive to existing stockholders or require us to relinquish important rights to our technology or products.

We will depend heavily on the success of our ReZolve2 scaffold and our next generation scaffold. Any factors that negatively impact the regulatory approvals or sales of these products will adversely affect our business, financial condition, and results of operations.

Our ability to generate revenues in the future is reliant on our ability to obtain the required regulatory approvals for our ReZolve2 scaffold and our next generation scaffold and to market and sell these devices. The degree of market acceptance for these devices will depend on a number of factors, including:

•            the perceived advantages and disadvantages of these products compared to existing stents and other treatments and technologies;

•            the safety and efficacy of these products and prevalence and severity of any adverse events or side effects especially as it relates to survival, quality of life, and bleeding;

•            the ease of use of these products compared to existing products and competitive treatments and technologies;

•            our ability to provide additional preclinical and clinical data regarding the potential long-term benefits provided by these devices;

•            the strength of our sales and marketing initiatives; and

•            the selling price and the third-party coverage and reimbursement for procedures using ReZolve2 and our next generation scaffold.

If the ReZolve2 or next generation scaffolds do not achieve an adequate level of acceptance by physicians, patients, and health care payors, we may not generate or maintain positive gross margins and we may not become profitable or be able to sustain profitability. Even if these products do achieve market acceptance, we may not be able to sustain it or otherwise achieve it to a degree that would support the ongoing viability of our operations.

Physicians may not widely adopt our products unless they determine that the use of our products provides a safe and effective alternative to other existing treatments for coronary artery disease.

We believe that physicians will not widely adopt our products unless they determine, based on experience, long-term clinical data, and published peer-reviewed journal articles, that the use of our products provides a safe and effective alternative to other existing treatments for coronary artery disease. We cannot provide any assurance that the data collected from our current and planned clinical trials will be sufficient to demonstrate that the ReZolve2 scaffold or our next generation scaffold is an attractive alternative to other stent procedures. If we fail to demonstrate safety and efficacy that is at least comparable to other stents that have received regulatory approval and that are available for sale, our ability to successfully market ReZolve2 and our next generation scaffold will be significantly limited. Even if the data collected from clinical studies or clinical experience indicate positive results, each physician’s actual experience with our scaffolds will vary. We also believe that published peer-reviewed journal articles and recommendations and support by influential physicians regarding our scaffolds will be important for market acceptance and adoption of our products, and we cannot assure you that we will receive these recommendations and support, or that supportive articles will be published.

We compete against companies that have longer operating histories, more established or approved products, and greater resources, which may prevent us from achieving market penetration or improving operating results.

Competition in the medical device industry is intense. Our products will compete against products offered by substantial, global, public companies, such as Abbott Vascular, BSC, and Medtronic, as well as private companies, such as Biotronik SE & Co. KG. The three global medical device competitors have significantly greater technical, regulatory, financial, manufacturing, and human resources than we do and have established reputations and approved metal stent products or bioresorbable scaffolds and/or significantly greater name recognition, as well as distribution channels and sales and marketing capabilities that are significantly larger and more established than ours. For example, Abbott, BSC and Medtronic constituted an estimated 95 percent of the $4.4 billion in global stent sales in 2013.

Additional competitors, including those with other bioresorbable scaffold technology, may enter the market and we may compete with companies offering new technologies in the future. We also face competition from other medical therapies that may focus on our target market as well as competition from makers of pharmaceutical and other devices that have not yet been developed. Competition from these companies could adversely affect our business.

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

•            success and timing of new product development and introductions; and

•            intellectual property protection.

The industry in which we operate has also undergone, and is expected to continue to undergo, rapid and significant technological change, and we expect competition to intensify as technical advances are made. Our competitors may develop and commercialize stents or other medical device or pharmaceutical products that are safer or more effective, have fewer side effects, or are less expensive than any products that we may develop. For example, we are aware of companies that are developing various other less-invasive technologies for treating cardiovascular disease, which could limit the market potential for our scaffolds. We also compete with our competitors in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites, and patient registration for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business. For all the foregoing reasons, we may not be able to compete successfully against our current and future competitors.

Failed attempts by our competitors to establish a market for bioresorbable scaffolds could discredit or produce a bias against bioresorbable stent technology and adversely impact our ability to successfully commercialize our bioresorbable scaffolds.

Sales of the first bioresorbable scaffolds began in 2012 by Abbott in limited markets outside the United States, and a second company, Elixir, began commercial sales of its bioresorbable scaffold in Germany in January 2014. We believe that Abbott, Elixir, and perhaps other competitors will obtain regulatory approval to market bioresorbable scaffolds in many countries prior to the time we begin sales of our product. If these competitors, including Abbott, who may have significantly greater resources than us and established reputations, launch bioresorbable stent products and are unable, for any reason, to capture a significant portion of the stent market with their bioresorbable stents, this failure could discredit or produce a bias against bioresorbable stent technology in general. If physicians and other key influencers perceive a competitor’s failure to capture a significant portion of the stent market with bioresorbable stents as an indication of inadequacies with bioresorbable stent technology, our ability to later launch and successfully commercialize our bioresorbable scaffolds could be adversely impacted.

Product liability claims could damage our reputation or adversely affect our business.

The design, manufacture, and sale of human medical devices, particularly implantable life-sustaining medical devices, carries an inherent risk of product liability claims and other damage claims. Such liability claims may be expensive to defend and may result in large judgments against us. A product liability or other damages claim, product recall, or product misuse, regardless of the ultimate outcome, could require us to spend significant time and financial resources in litigation or to pay significant damages and could seriously harm our business. We maintain clinical trial insurance and limited product liability insurance. We cannot be certain that such insurance will be sufficient to cover all claims that may be made against us. Our insurance policies generally must be renewed on an annual basis. We may not be able to maintain or increase such insurance on acceptable terms or at reasonable costs. A successful claim brought against us in excess, or outside, of our insurance coverage could seriously harm our financial condition and results of operations. Such claims against us, regardless of their merit, could result in significant awards against us that could materially adversely harm our business, financial condition, results of operations, and prospects. A product liability or other damages claim, product recall, or product misuse involving any type of coronary stent, but especially involving one of ours, could also materially and adversely damage our reputation and affect our ability to attract and retain customers, irrespective of whether or not the claim or recall was meritorious.

We have limited capabilities and manufacturing personnel, and if we are unable to provide an adequate supply of our ReZolve2 scaffold or next generation scaffold, we may not be able to support our clinical trials, which would delay our regulatory approval process, or following such approval, we may not be able to meet our commercial demands.

We currently manufacture our products at our facilities in San Diego, California. If we encounter a disruption to our existing manufacturing facility or the surrounding area, for example, due to a natural disaster, we would have no other means to manufacture products until we were able to restore the manufacturing capability at our facility or develop alternative manufacturing facilities. If we are unable to produce sufficient quantities of our products for use in our current and planned clinical trials, or if our manufacturing process yields substandard product, our regulatory approval process may be delayed.

Assuming we receive regulatory approval for our products, we currently have limited resources and facilities and no prior history of commercially manufacturing products. In addition, we will need to obtain the necessary regulatory approvals to manufacture our products for commercialization. In order to produce commercial quantities of our products, we will need to substantially enhance our production processes and the efficiency of our manufacturing operations. There are significant technical and regulatory challenges to increasing manufacturing capacity and efficiency, and developing commercial-scale manufacturing facilities will require the investment of additional funds and hiring and retaining additional management and technical personnel who have the necessary manufacturing experience. We may not successfully complete any required increase in a timely or economically viable manner, or at all. In addition, we may not be able to receive the necessary regulatory approvals for our manufacturing facilities on a timely basis, or at all. If we are unable to manufacture a sufficient or consistent supply of the products we are developing, or if we cannot do so efficiently, our revenues, business, and financial prospects would be adversely affected.

We rely on specialized suppliers for certain components and processes to manufacture our bioresorbable scaffolds.

We rely on suppliers for several critical components of our bioresorbable scaffolds, including the process of lasing the scaffold components. We purchase the balloon catheter system and outsource sterilization of the finished product. Our reliance on third-party suppliers subjects us to risks that could harm our business, including:

•            we are not a major customer of many of our suppliers, and therefore, these suppliers may give other customers’ needs higher priority than ours;

•            our suppliers have no contractual obligation to supply, and we are not obligated to purchase from them, any components used in our scaffolds, which may result in supply interruptions;

•            our suppliers source raw materials through supply chains that periodically are unable to provide needed materials in a timely manner, which may cause delays in providing critical components to us;

•            the availability of second-source suppliers may be extremely limited or their implementation as a supplier may be lengthy due to the tight tolerances and specifications that we require for our scaffolds; and

•            switching suppliers or changes to our service providers may require product redesign and submission to the regulatory authorities to whom we are seeking approval for our scaffolds.

Additionally, we may experience problems or delays in our own manufacturing and assembly process. Our current product development and commercialization plans are predicated on maintaining strong relationships and supply with several external parties to manufacture components of our bioresorbable scaffolds. If we are unsuccessful in this regard or are unable to secure or maintain agreements with these manufacturers on favorable terms or at all, our ability to obtain regulatory approval for our products will be harmed.

If we are unable to retain or hire key personnel, we may not be able to sustain or grow our business.

Our ability to operate successfully and manage our potential future growth depends significantly upon our ability to attract, retain, and motivate highly skilled and qualified research, technical, clinical, regulatory, sales, marketing, managerial, and financial personnel. We compete for talent with numerous companies, as well as universities and non-profit research organizations. Our future success also depends on the personal efforts and abilities of the principal members of our senior management and scientific staff to provide strategic direction, manage our operations, and maintain a cohesive and stable environment. Except with respect to our agreements with Robert B. Stockman, our Chief Executive Officer, Robert Schultz, our President and Chief Operating Officer, Katrina Thompson, our Chief Financial Officer, Jeffrey Anderson, our Senior Vice President of Clinical and Regulatory Affairs, and David Eisler, our Vice President, General Counsel, we have not entered into any employment agreements with our executive officers or key personnel, nor do we maintain key man life insurance on the lives of any of the members of our senior management. Although we have a stock option plan pursuant to which we provide our executive officers with various economic incentives to remain employed with us, these incentives may not be sufficient to retain them. The loss of key personnel for any reason or our inability to hire, retain, and motivate additional qualified personnel in the future could prevent us from sustaining or growing our business.

BSC has an option to distribute our products, which may limit our ability to negotiate more favorable terms with other potential distributors.

In December 2007, we entered into a Distribution Option Agreement with BSC under which we granted BSC an option to negotiate the right to be the worldwide, exclusive distributor of our scaffold products. If BSC exercises its option, we are required to negotiate in good faith with BSC to enter into a mutually acceptable definitive distribution agreement. If we are unable to agree on the terms of a definitive distribution agreement with BSC, the restrictions in the Distribution Option Agreement may limit our ability to negotiate more favorable terms with other potential distribution partners.

If we do not enter into a distribution arrangement with BSC, we will need to find another distribution partner for the sale of our products or develop our own sales network. Any delay or problems associated with a distribution partner or our own sales network could have a serious impact on our sales and our financial performance.

We do not have any experience in marketing, selling, or distributing products. Although we have engaged an EU-based sales and marketing managing director and have developed a preliminary sales and marketing launch plan, our current strategy is to select a distribution partner to assist in the marketing and sale of our products in jurisdictions where it is approved for commercial sale. There is no guarantee that BSC will exercise its option to distribute our products under the Distribution Option Agreement, or that we will be able to reach a definitive distribution agreement with BSC. If we do not enter into a distribution arrangement with BSC, we will need to find another distribution partner for the sale of our products or develop our own sales and marketing network. There can be no assurance that we will be able to identify and enter into a distribution arrangement with a third party distributor on acceptable terms, or at all. In the event that we decide to develop our own sales, distribution, and marketing capabilities, we will have to invest significant amounts of financial and management resources, and in May 2013, we engaged a managing director to lead our commercial planning activities. In developing these sales, marketing, and distribution functions ourselves, we will face a number of risks, including:

•            the inability to attract and build a significant, successful, or qualified marketing or sales force;

•            the cost of establishing, training, and providing regulatory oversight for a marketing or sales force may be substantial; and

•            any failure to comply with legal and regulatory requirements for sales, marketing, and distribution, which could result in enforcement actions by the FDA or other authorities and could jeopardize our ability to market the product or could subject us to substantial liability.

Any delay or problems associated with a distribution partner or our own sales network could have a serious impact on our sales and our financial performance.

Based on our current operating plan, we may be subject to the risks associated with operating in multiple foreign markets.

Our operations are currently located in the United States. We currently intend to seek regulatory approvals for our products in the EU, Australia, and elsewhere prior to seeking a PMA in the United States. If we expand into these and additional foreign markets, including the United States, we will be subject to new business risks, including:

•            failure to fulfill foreign regulatory requirements on a timely basis, or at all, to market our products;

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

•            currency exchange rate fluctuations; and

•            potentially adverse tax consequences.

If we are successful in introducing ReZolve2, our next generation scaffolds or future products into foreign markets, we will be affected by these additional business risks, which may adversely impact our business, financial condition, and results of operations. In addition, expansion into foreign markets imposes additional burdens on our executive and administrative personnel, research and sales departments, and general managerial resources. Our efforts to introduce our current or future products into foreign markets may not be successful, in which case we may have expended significant resources without realizing the expected benefit. Ultimately, the investment required for expansion into foreign markets could exceed the results of operations generated from this expansion.

Risk Factors Related to Regulation

In order to commence additional human clinical trials we will need to obtain regulatory and other approvals. Any delay in achieving such approvals, or any denial of approval, could have a significant adverse effect on our timeline and ability to commercialize our technology.

Through December 31, 2013, we had received approvals of our applications to conduct clinical trials on our initial ReZolve scaffold and our ReZolve2 scaffold. As we continue to develop our product pipeline, we will need to submit additional applications and receive additional regulatory approvals, including with respect to our next generation scaffold. There is no guarantee that we will be able to obtain regulatory approval for future clinical trials, and there is no guarantee that additional work and preclinical testing will not be required before regulatory approval is granted. Before we can commence any future clinical trials, we require approvals from:

•            relevant Ethics Committees (Investigational Review Boards) in each of our chosen clinical trial centers; and

•            relevant regulatory bodies.

In the United States, prior to conducting human clinical trials, we will need to obtain approval of an IDE application from the FDA. Before we can sell our products in the United States, PMA approval is required from the FDA, which is a lengthy and uncertain process. The procedure for submitting an application for PMA is expensive, and typically requires extensive preclinical and clinical trial data as well as considerable technical data. Submitted data will need to be obtained in accordance with FDA QSR. We are planning to use the clinical trial data obtained from our CE Marking trials to evaluate whether to proceed with the U.S. approval process. There is a risk that the FDA may not allow the data to be used in the PMA application, which would result in a delay and increase in costs of U.S. approvals.

We cannot predict the outcome of our human clinical trials. If our ReZolve2 scaffold or our future product candidates do not meet the intended clinical results or cause adverse or unexpected events, we may need to further modify our scaffold design or other technology. There is no guarantee that we will be able to address any issues arising from the clinical trials, which could be catastrophic for our future prospects.

The outcome of human clinical trials cannot be predicted, even when preclinical results are favorable. If our ReZolve2 scaffold or our future product candidates cause significant incidences of adverse issues such as restenosis, stroke, thrombosis, and/or death, it is likely the human clinical trials will need to be halted. In such case, we may need to modify our technology to address these issues while also meeting the market requirements for stent products. Our clinical trials may also be suspended or terminated at any time by regulatory authorities, the U.S. Data Safety and Monitoring Board, or by us, including during the closing stages of enrollment of any trial and the subsequent patient follow-up period lasting up to 12 months. There is no guarantee that we will be able to successfully address and overcome any adverse events arising in the human clinical trials. If we are unable to address these issues, we will not be able to commercialize our technology, and it will likely have a nominal value.

We performed a small human clinical trial in 2007 with 25 patients in Brazil and Germany on an early version of our scaffold. We achieved deployment success, demonstrating the scaffold’s ability to dilate and hold the lesion, as anticipated and consistent with the results of our preclinical data. However, at approximately four months, we saw adverse device performance resulting in a higher than anticipated number of patients requiring retreatment with a metal stent. These issues were primarily associated with the brittle nature of the polymer that resulted in fractured supporting elements of the scaffold. We addressed these issues by modifying the design and the composition of the polymer used in our ReZolve and ReZolve2 scaffolds. These modification activities have been our primary focus for the past several years to the exclusion of other development activities and opportunities.

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

•             patients preferring to use approved devices or other experimental treatments or devices, rather than our products;

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

The process of obtaining marketing approval or clearance from regulatory authorities for our ReZolve2 scaffold, our next generation scaffold, or any future products or enhancements or modifications to any products, could:

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

An important factor in our clinical trials, upon which the safety and efficacy of our ReZolve2 scaffold may be measured, is the rate of restenosis, or the re-narrowing of the treated artery over time, and the rate of re-intervention, or retreatment, following procedures that use ReZolve2. We believe that physicians and regulators will compare the rates of long-term restenosis and re-intervention for ReZolve2 against other bioresorbable or bare-metal and drug-eluting metal stent procedures and other alternative procedures.

If we fail to demonstrate restenosis and re-intervention rates, as well as other clinical trial endpoints and product performance comparable to other stents that have been approved by the FDA and other regulatory authorities, our ability to successfully market our ReZolve2 scaffold, our next generation scaffold, or future product candidates may be significantly limited. If the long-term rates of restenosis and re-intervention do not meet regulators’ or physicians’ expectations, ReZolve2 may not receive regulatory approval or, if approved, may not become widely adopted and physicians may recommend that patients receive alternative treatments. Another performance measurement of ReZolve2 will be the incidence of late-stent thrombosis. We cannot assure that our long-term data, once obtained, will prove a lower incidence of late-stent thrombosis as compared to drug-eluting metal stents. If the results obtained from our clinical trials indicate that our products are not as safe or effective as other treatment options or as effective as current short-term data would suggest, our products may not be approved, adoption of our products may suffer, and our business would be harmed.

We plan to operate in multiple regulatory environments that require costly and time consuming approvals.

We will need to obtain regulatory approval in each jurisdiction in which we intend to commercialize our products. The regulatory requirements will vary from country to country. In addition, the laws and regulations regarding the manufacture and sale of our products will be subject to future changes, as are administrative interpretations and policies of regulatory agencies. If we fail to comply with applicable laws or regulations, we could be subject to enforcement actions. Enforcement actions could include product seizures, recalls, withdrawal of clearances or approvals, and civil and criminal penalties, which, in each case, would harm our business.

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

In the EU, we are required to maintain certain ISO certifications in order to sell our products and must undergo periodic inspections by notified bodies to obtain and maintain these certifications. We have received a Certificate of Registration certifying that our Quality Management System complies with the requirements of ISO 13485:2012. In the future, if we fail to continue to comply with ISO regulations, the FDA or EU regulatory authorities may withdraw clearance to market, require a product recall, or take other enforcement action.

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

If we fail to obtain and maintain an adequate level of reimbursement for our products by third-party payors, there may be no commercially viable markets for our products or the markets may be much smaller than expected.

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

In recent years in the United States, there have been numerous initiatives on federal and state levels for comprehensive reforms affecting the availability of, and reimbursement for, health care services. These initiatives have ranged from proposals that would fundamentally change federal and state health care reimbursement programs, including providing comprehensive health care coverage to the public under governmental funded programs, to minor modifications of existing programs.

In addition, recent legislation and proposed bills provide funding to assess the comparative effectiveness of medical devices. It is unclear what impact the comparative effectiveness analysis would have on our products or our financial results. The ultimate content or timing of any future health care reform legislation, and its impact on medical device companies such as ours, is impossible to predict. If significant reforms are made to the United States or other health care systems, they may have a material adverse effect on our financial condition and results of operations.

Our operations will also be impacted by the Patient Protection and Affordable Care Act of 2010, as modified by the Health Care and Education Reconciliation Act of 2010, known collectively as the Affordable Care Act, or ACA. Among other things, the ACA imposes a 2.3 percent excise tax on sales of medical devices by manufacturers. There is no exemption for small companies and we expect our stent products to fall within the scope of this tax; consequently, we expect to incur this tax upon commercialization. The ACA and its implementing regulations also require (under what are referred to as “Sunshine” or “Open Payments” requirements) applicable manufacturers to report to the Department of Health and Human Services detailed information about certain payments and other financial arrangements with physicians and teaching hospitals. These reporting provisions preempt state laws that require reporting of the same information, but not those that require reports of different or additional information. Failure to comply subjects the manufacturer to significant civil monetary penalties. We expect compliance with the ACA to impose significant administrative and financial burdens on us.

We are subject to various federal and state laws pertaining to health care fraud and abuse, including anti-kickback, self-referral, false claims, civil monetary penalties and fraud laws, and any violations by us of such laws could result in fines, penalties, or other criminal prosecution.  In addition, compliance with these laws may result in significant additional expense to us and limit our ability to commercialize our products.

Our commercial, research, and other financial relationships with health care providers and institutions are subject to various federal and state laws intended to prevent health care fraud and abuse. We are also subject to regulation by other regional, national, state and local agencies, including the Department of Justice, the Office of Inspector General of the U.S. Department of Health and Human Services and other regulatory bodies. Violations of any of the foregoing requirements could result in penalties being assessed against us.

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

The federal False Claims Act, or FCA, imposes liability on persons who, among other things, present or cause to be presented false or fraudulent claims for payment by a federal health care program. The FCA has been used to prosecute persons submitting claims for payment that are inaccurate or fraudulent, that are for services not provided as claimed, or for services that are not medically necessary. The FCA includes a whistleblower provision that allows individuals to bring actions on behalf of the federal government and share a portion of the recovery of successful claims. If our marketing or other arrangements were determined to violate anti-kickback or related laws, including the FCA, then our revenues could be adversely affected, which would likely have a material adverse effect on our business, financial conditions, and results of operations. Similarly, the federal Civil Monetary Penalty statute imposes significant penalties for filing certain types of improper claims or engaging in prohibited acts related to federal program integrity.

State and federal authorities have aggressively targeted medical device companies for alleged violations of these anti-fraud statutes, based on improper research or consulting contracts with doctors, certain marketing arrangements that rely on volume-based pricing, off-label marketing schemes, and other improper promotional practices. Compliance with various federal and state laws is difficult and time consuming, and companies that violate them may face substantial penalties. Because of the breadth of these laws and the lack of extensive legal guidance in the form of regulations or court decisions, it is possible that some of our business activities or those of our commercial partners could be subject to challenge under one or more of these laws. Such a challenge could have a material adverse effect on our business and financial condition and growth prospects.

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

If we are found to have violated laws protecting the privacy and security of patient information, we could be subject to civil suits and civil or criminal penalties, which could increase our liabilities and harm our reputation or our business.

There are a number of federal and state privacy laws in the United States, including but not limited to the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act, or HITECH, which are designed to protect the privacy and security of personally identifiable information including patient health information and patient records. The regulations implementing HIPAA and HITECH protect medical records and other personal health information by limiting its use and disclosure, establishing patient rights, requiring security safeguards, and mandating notice to the government and individuals if information is compromised (i.e. a breach). Many states have similar state laws protecting the privacy and security of personally identifiable information, including breach notification requirements. If we violate applicable privacy laws, we could be subject to civil lawsuits based state law or tort (including class actions) and civil or criminal penalties, which could increase our liabilities, harm our reputation, and have a material adverse effect on our business, financial condition, and results of operations.

Risk Factors Related to Intellectual Property

We rely on certain licenses for patents and other technology related to our products. The termination of these license agreements could delay or prevent us from being able to commercialize our products.

We depend on licenses to certain patents and other technology used in our ReZolve2 and next generation scaffolds. For example, we rely on certain licensed patents from Rutgers University for the polymer we use. In order to maintain our rights under the Rutgers License Agreement, we must satisfy certain development and commercialization obligations. If we fail to satisfy these obligations and licenses to these patents were provided to one or more of our competitors, our ability to compete may be diminished. Furthermore, if we fail to comply with our material obligations under this license agreement, the license may be terminated and we could lose license rights that are important to our business. In addition, the license agreement expires on the expiration of last to expire patents under this agreement which is approximately 2034 based on currently pending patent applications, and there is no guarantee we will be able to renew the license agreement on commercially reasonable terms.

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

Our commercial success is dependent in part on obtaining, maintaining, and enforcing intellectual property rights, including patents, covering our ReZolve2 scaffold, our next generation scaffold, and future product candidates. If we are unable to obtain, maintain, and enforce intellectual property protection covering our products, others may be able to make, use, or sell products that are substantially the same as ours without incurring the sizeable development and licensing costs that we have incurred, which would adversely affect our ability to compete in the market. Currently, our patent portfolio is comprised, on a worldwide basis, of 299 issued and pending U.S. and foreign patents that we own directly or for which we are the licensee and that expire as late as 2034. Pending patent applications could further extend our patent portfolio life. However, patents may not be issued based on any pending or future patent applications owned by or licensed to us and, moreover, issued patents owned or licensed to us now or in the future may be found by a court to be invalid or otherwise unenforceable. Also, even if our patents are determined by a court to be valid and enforceable, they may not be sufficiently broad to prevent others from marketing products similar to ours or designing around our patents, despite our patent rights, nor do they provide us with freedom to operate unimpeded by the patent rights of others.

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

The patent positions of medical device companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in patents in these fields has emerged to date in the United States or in many foreign jurisdictions. Both the U.S. Supreme Court and the Court of Appeals for the Federal Circuit have made, and will likely continue to make, changes in how the patent laws of the United States are interpreted. In addition, Congress is currently considering legislation that would change provisions of the patent law. We cannot predict future changes in the interpretation of patent laws or changes to patent laws which might be enacted into law. Those changes may materially affect our patents, our ability to obtain patents, or the patents and applications of our collaborators and licensors. The patent situation in the medical device and disease diagnostic fields outside the United States is even more uncertain.

We have a number of foreign patents and applications. However, the laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as laws in the United States and many companies have encountered significant difficulties in obtaining, protecting, and defending such rights in foreign jurisdictions. If we encounter such difficulties or we are otherwise precluded from effectively protecting our intellectual property rights in foreign jurisdictions, our business prospects could be substantially harmed.

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

Intellectual property rights, including patent rights, play a critical role in the stent and stent delivery systems in the medical device industry. We face significant risks relating to patents, in our own patent position as well as to patents held by third parties. If any third-party intellectual property claim against us is successful, we could be prevented from commercializing our ReZolve2 scaffold, our next generation scaffold, or other future product candidates.

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

We are a development stage company without a product that has been approved for sale; consequently, we have no revenues and continue to generate operating losses. Our securities are listed for sale only on the Australian Securities Exchange, or ASX, in the form of CHESS Depositary Interests, or CDIs. Until we achieve commercialization and start generating revenues and cash receipts or list our securities for sale on an additional stock exchange, the market for our CDIs may continue to be illiquid and the market price of our CDIs may continue to be volatile. Among the factors that may cause the market price of our CDIs to fluctuate are the risks described in this “Risk Factors” section and other factors, including:

•             announcements regarding our development progress, including delays or advancements in our timelines;

•             announcements regarding the regulatory status of our ReZolve2 scaffold, our next generation scaffold, and future product candidates;

•             any reported adverse events in our human clinical trials for our ReZolve and/or ReZolve2 scaffold;

•             failure to raise additional financing to fund our operations when needed or on terms favorable to us or on terms that are not overly dilutive to our current security holders;

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

Although our CDIs are listed on the ASX, there can be no guarantee of a ready liquid market for our CDIs, particularly since a small number of security holders own a majority of our outstanding capital. It may be more difficult for an investor to realize his or her investment on the ASX than it would be to realize an investment in a company whose shares or other securities are quoted on the New York Stock Exchange, the NASDAQ Stock Market, or any other exchange.

We may not retain our ASX listing and we may not qualify for listing on another securities exchange.

We cannot assure investors that we will always retain a listing on ASX. If we fail to retain such a listing, certain investors may decide to sell their securities, which could have an adverse impact on the share price. In addition, our common stock is not listed for trading on any U.S. securities exchange. There is no assurance that we can qualify in the future for listing any of our securities on the New York Stock Exchange, the NASDAQ Stock Market, or any other exchange.

Some of our existing stockholders can exert control over us and may not make decisions that are in the best interests of all stockholders.

As of February 15, 2014, officers, directors, and stockholders holding more than five percent of our outstanding shares collectively controlled over two-thirds of our outstanding common stock based on their respective beneficial ownership of our common stock (assuming conversion of CDIs). As a result, these stockholders, if they act together, would be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Accordingly, this concentration of ownership may harm the market price of our shares by delaying or preventing a change in control, even if a change is in the best interests of our other stockholders. In addition, the interests of this concentration of ownership may not always coincide with the interests of other stockholders and, accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

Future sales of our common stock may depress the market price of our CDIs.

The holders of an aggregate of approximately 18.6 million shares of our outstanding common stock have certain rights to cause us to file a registration statement on their behalf and to include their shares in registration statements that we may file on behalf of other stockholders.  In addition, shares of common stock reserved for issuance under our 2010 Equity Incentive Plan (the “Plan”) have been registered and, accordingly, any vested and exercised shares of stock issued in accordance with the Plan may be freely sold under the federal securities laws and may be tradable under state securities laws if a holder satisfies such laws or is exempt from them. Additionally, the Plan provides for annual increases in the number of shares available for issuance under the plan, which we intend to register annually. From time to time, we also may sell additional common stock in subsequent public offerings. Sales of a substantial number of common shares or CDIs in the public market, or the perception that these sales may occur, could cause the market price of our CDIs to decline and make it more difficult for holders to sell CDIs or shares of common stock in the Company.

We have broad discretion in the use of our assets, including the remaining proceeds from our initial public offering, and our investment of these proceeds may not yield a favorable return, which could harm our business and depress the market price of our securities.

Our management has discretion in the application of our assets, including the remaining proceeds from our initial public offering, and may use them for a broad range of purposes. Accordingly, security holders will have to rely upon the judgment of our management with respect to the use of the Company’s assets. Our management may spend a portion or all of the Company’s assets in ways that holders of our securities may not desire or that may not yield a significant return or any return at all. The failure by our management to apply these funds effectively could harm our business and depress the market price of our securities. Pending their use, we may also invest our assets in a manner that does not produce income or that loses value.

We do not currently intend to pay dividends on our CDIs or common stock; consequently, the return on an investment in our securities will depend on appreciation in the market price of our CDIs.

We currently intend to invest our future earnings, if any, to fund the development and growth of our business. The payment of dividends will be at the discretion of our board of directors and will depend on our results of operations, capital requirements, financial condition, future prospects, contractual arrangements, restrictions imposed by applicable law, any limitations on payments of dividends present in any debt agreements we may enter into, and other factors our board of directors may deem relevant. If we do not pay dividends, the ability to achieve a return on an investment in our Company will depend on any future appreciation in the market price of our CDIs. There is no guarantee that our CDIs will appreciate or even maintain the price at which they were purchased.

We incur exchange rate risks relating to our listing on the ASX.

Our securities, in the form of CDIs, are listed on the ASX and priced in Australian dollars. However, our reporting currency is the U.S. dollar. As a result, movements in foreign exchange rates may cause the price of our securities to fluctuate for reasons unrelated to our financial condition or performance and may result in a discrepancy between our actual results of operations and investors’ expectations of returns on our securities expressed in Australian dollars.

We expend substantial costs and management resources to comply with the laws and regulations affecting public companies in the United States as well as listing requirements of the ASX, which may adversely affect our operating results, and failure to maintain effective internal control over financial reporting in accordance with the Sarbanes-Oxley Act could cause investors to lose confidence in our operating results and in the accuracy of our financial reports and could have a material adverse effect on our business and on the market price of our CDIs.

As a public company in the United States with equity securities listed on the ASX, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or “Section 404,” to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. The controls and other procedures are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is accurate and recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Although we have developed effective controls, these controls may become inadequate because of changes in conditions or the degree of compliance with these policies or procedures may deteriorate, or weaknesses in our internal control over financial reporting may be discovered. If we or our auditors are unable to certify that our internal control over financial reporting is effective and in compliance with Section 404, or we are unable to produce timely or accurate financial statements, we may be subject to sanctions or investigations by regulatory authorities such as the SEC, and investors may lose confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on our business, the market price of our CDIs, and our ability to access the capital markets.

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

•             authorize our board of directors to issue, without stockholder approval but subject to ASX listing requirements, up to 100,000,000 shares of common stock or up to 5,000,000 shares of preferred stock, that, if issued, would dilute ownership and operate as a “poison pill” to help prevent an acquisition that is not approved by our board of directors;

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

We do not own any real property. We believe that our leased facility is adequate to meet our current needs, as well as our future office, lab, and manufacturing needs through at least application to CE Marking and initial commercial sales. We may consider additional or different facilities and locations for manufacturing after we have commenced commercial sales.

Item 3. Legal Proceedings

We may from time to time become subject to various claims and legal actions during the ordinary course of our business. We are not party to any legal proceedings at the date of filing of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Shares of our common stock began trading in the form of CHESS Depositary Interests (“CDIs”), each CDI representing one-tenth of a share of our common stock, on the Australian Securities Exchange (“ASX”) under the symbol “RVA” on December 23, 2010. Prior to such time, there was no public market for our securities. Between January 1, 2013 and December 31, 2013, the sales price of our CDIs ranged from a low sales price of A$0.39 to a high sales price of A$0.65, or a low sales price per share of common stock of $3.85 and a high sales price of $6.23 after giving effect to the ten-for-one CDI-to-common stock exchange ratio and after converting to U.S. dollars using the closing exchange rate applicable on the relevant date as reported by the Reserve Bank of Australia.

The high and low sales prices for our CDIs during each quarter, and on an equivalent basis as converted to common stock and U.S. dollars, were as follows:

	CDI Price Range		Stock Price Range
	Low	High	Low	High

Year Ended December 31, 2012:
First quarter	$0.51	$0.74	$5.44	$7.65
Second quarter	0.59	0.73	5.83	7.28
Third quarter	0.51	0.70	5.32	7.20
Fourth quarter	0.51	0.69	5.33	7.05

Year Ended December 31, 2013:
First quarter	$0.39	$0.59	$4.09	$6.07
Second quarter	0.49	0.65	4.94	6.23
Third quarter	0.52	0.65	4.74	6.17
Fourth quarter	0.43	0.61	3.85	5.87

As of February 15, 2014 we had 33,459,203 shares of common stock issued and outstanding with approximately 1,042 holders of record. The holders included CHESS Depositary Nominee Pty Limited, which held 14,170,506 shares of our common stock in the form of CDIs on behalf of the CDI holders; there were approximately 979 registered owners of our CDIs on February 15, 2014.

Stock Price Performance Graph

The following graph compares our total common stock return, after giving effect to the ten-for-one CDI-to-common stock exchange ratio and after converting to U.S. dollars using the spot rate applicable on the relevant date, with the total return for (i) the NASDAQ Composite Index and (ii) the NASDAQ Biotechnology Index for the period from December 23, 2010 (the date our common stock commenced trading on the ASX) through December 31, 2013. The figures represented below assume an investment of $100 in our common stock at the closing price of $12.52 per share of common stock on December 23, 2010, and in the NASDAQ Composite Index and the NASDAQ Biotechnology Index on December 23, 2010, and the reinvestment of dividends, if any, into shares of common stock. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

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

Use of Proceeds from Public Offering of Common Stock

In December 2010, we completed an initial public offering, or IPO, of our common stock, in which we sold 77,272,730 CDIs, representing 7,727,273 shares of common stock, at a price to the public of A$1.10 per CDI or A$11.00 per share. The aggregate offering price for CDIs sold in the offering was A$85.0 million (which equated to approximately US$84.3 million). The CDIs issued in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-168852), which was declared effective by the SEC on November 15, 2010. We also lodged a Prospectus with the Australian Securities and Investments Commission prior to the allotment and issuance of CDIs under the offering. We raised approximately US$76.2 million in net proceeds after deducting placement agent fees and other offering expenses. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service.

Of the net proceeds received in the IPO, we had expected, and continue to expect, to use approximately:

•            $40.0 million for research and development activities, including advancement of our ReZolve platform scaffolds and development of our next generation scaffold;

•            $10.0 million for clinical trials;

•            $4.0 million for commercial infrastructure, including manufacturing capacity expansion; and

•            the balance for working capital and other general corporate purposes.

The foregoing expected use of the net proceeds represents our current intentions based upon our present plans and business condition. The amounts and timing of our actual expenditures may vary significantly and will depend upon numerous factors, including the timing and success of our continuing development efforts and clinical trials. We plan to evaluate whether to conduct clinical trials in the United States after we receive acceptable data from the European clinical trials. Due to the regulatory requirements in the United States for a study with a large number of patients, we anticipate needing additional funding in order to carry out any U.S. clinical trials.

Pending the use of net proceeds, we have invested the offering proceeds in accordance with our investment policy, which allows for short-term and long-term interest-bearing obligations, investment grade instruments, certificates of deposit, or guaranteed obligations of the U.S. government.

Item 6. Selected Financial Data

We have derived our statements of operations data for the years ended December 31, 2009 and 2010 and our balance sheet data as of December 31, 2009, 2010, and 2011 from our audited financial statements which are not included in this Form 10-K. We have derived our statements of operations data for the years ended December 31, 2011, 2012, and 2013 and our balance sheet data as of December 31, 2012 and 2013 from our audited financial statements appearing elsewhere in this Form 10-K. Our audited financial information is prepared and presented in accordance with generally accepted accounting principles in the United States, or U.S. GAAP.

Our selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2009	2010	2011	2012	2013
	(in thousands, except per share data)
Statements of Operations Data:

Operating Expense:
Research and development	$10,272	$6,826	$13,401	$15,822	$19,212
General and administrative	2,241	3,292	7,695	8,043	8,731

Loss from operations	(12,513)	(10,118)	(21,096)	(23,865)	(27,943)

Other Income (Expense):
Interest income	26	116	188	92	30
Interest expense (1)	(1,579)	(1,549)	—	—	—
Interest from amortization	—	2,283	—	—	—
Gain (loss) on change in fair value of preferred stock rights and warrant liabilities	215	(990)	—	—	—
Loss on extinguishment of notes payable	—	(13,285)	—	—	—
Other income (expense)	7	36	—	(3)	(9)

Net Loss	(13,844)	(23,507)	(20,908)	(23,776)	(27,922)

Cumulative dividends and deemed dividends on Series H convertible preferred stock	(2,358)	(7,200)	—	—	—

Net Loss Attributable to Common Stockholders	$(16,202)	$(30,707)	$(20,908)	$(23,776)	$(27,922)

Net Loss Per Share: (2)
Net loss per share, basic and diluted	$(5.91)	$(7.72)	$(0.64)	$(0.72)	$(0.84)
Shares used to compute net loss per share, basic and diluted	2,739,229	3,975,144	32,777,509	33,072,058	33,124,655

(1)         Includes amounts pertaining to related parties of $1,532 and $1,510 for the years ended December 31, 2009 and 2010, respectively.

(2)         See Note 3 to our consolidated financial statements for an explanation of the method used to compute the net loss per share and the number of shares used in the computation of the per share amounts.

	Year Ended December 31,
	2009	2010	2011	2012	2013
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$7,233	$81,747	$59,161	$38,876	$19,229
Short- and long-term investments	—	—	5,226	5,223	1,492
Working capital	6,085	80,984	59,847	42,323	17,656
Total assets	8,442	83,475	67,320	47,397	24,785
Notes payable (1)	20,304	—	—	—	—
Accrued interest on notes payable (2)	6,971	—	—	—	—
Repayment premium on notes payable (3)	11,100	—	—	—	—
Preferred stock warrant liability	780	—	—	—	—
Total liabilities	40,402	1,528	2,737	2,771	3,960
Convertible preferred stock	69,071	—	—	—	—
Deficit accumulated during the development stage	(101,033)	(128,903)	(149,811)	(173,587)	(201,509)
Total stockholders’ equity (deficit)	(101,031)	81,947	64,583	44,626	20,825

(1)         Includes $20,029 held by related parties as of December 31, 2009.

(2)         Includes $6,857 due to related parties as of December 31, 2009.

(3)         Includes $10,550 due to related parties as of December 31, 2009.

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

Overview

We are a development stage medical device company working toward commercialization of our proprietary technologies to provide minimally invasive medical devices for the treatment of conditions in the human body. We are in the later stages of developing and clinically testing bioresorbable drug-eluting coronary stents. We refer to bioresorbable stents as “scaffolds” because they are not permanent devices like metal stents that are commonly used today. In clinical use, a scaffold is guided by x-ray by an interventional cardiologist during a minimally invasive surgery to a coronary artery location with a delivery catheter system, whereupon it is deployed to restore blood flow to the artery and medicate the artery to prevent further blocking, or restenosis. Our products are designed to offer full x-ray visibility, clinically relevant sizing, and a controlled and safe resorption rate. The scaffolds we are studying in clinical trials combine our proprietary scaffold design with a proprietary polymer that is metabolized and cleared from the body over time. Our clinical studies are designed to evaluate the safety and performance of our scaffolds, with primary patient evaluations at one, nine, and/or 12 months; annual follow-ups are performed thereafter until five years after implant. Our current plan is to apply for regulatory approval to sell commercially outside the United States when we have gathered and analyzed the initial set of 12-month data from our current clinical studies, which we expect to be late in 2014 or early 2015. We will commercialize our first product(s) when, and if, we receive the CE Mark and any other required regulatory approvals.

We believe that due to the risks and limitations associated with commercially available metal stents, bioresorbable scaffolds will be the next major advance in coronary stent technology. Because we have designed our scaffolds to provide the same benefits as traditional metal stents, but with the additional benefit of eliminating the need for a permanently implanted device, we believe that if we are able to complete development and clinical testing of our scaffolds, if we are able to successfully implement manufacturing processes and procedures, if we receive approval to sell commercially by the relevant regulatory authorities, and if we are able to execute our sales and marketing strategies effectively, we believe our products would enable us to compete effectively in the worldwide stent market. Worldwide revenues from coronary stent sales approximated $4.4 billion in 2013.

We have invested significant time and funds in the development of our bioresorbable scaffolds and have performed significant scientific research, engineering development, and testing in laboratory and preclinical studies. We have developed, tested, and selected the polymer formulation, tested and selected the anti-restenotic drug and coating process, created and iterated the device design, and identified and implemented methods and processes to produce and test the scaffold. We designed and performed extensive preclinical tests that ranged from bench and engineering studies to in vitro and in vivo laboratory studies. As part of the development, in 2007 we enrolled patients in a small clinical study that proved the viability of our technology while confirming the areas needing further development and we have been advancing the product design and features since. We believe the results of these and subsequent tests and studies show the technology to be safe and effective and that it is suitable for human clinical studies.

We began clinically testing the ReZolve family of scaffolds with the initiation of a pilot study that enrolled 26 patients between December 2011 and July 2012 in Brazil and Europe. During the period March 2013 through December 2013 we enrolled an additional 111 patients in a clinical study of our ReZolve2 scaffold in Australia, Brazil, Europe, and New Zealand. Data from the ReZolve2 patients will be gathered, evaluated, and, if acceptable, used to apply for European CE Marking. When, and if, we receive CE Mark approval we will evaluate how best to implement our sales and marketing strategies for commercialization in Europe and various other countries that rely on the CE Mark. While our ReZolve2 scaffold could be approved for sale in 2015, our efforts to generate substantial revenue from our scaffold products and achieve positive cash flows from our operations will take several years, even if our clinical results are favorable.

Following initiation of clinical trials with our ReZolve2 scaffolds in 2013, we researched and performed feasibility work on our “next” generation of scaffolds. We expect these follow-on scaffolds to contain all the beneficial features of our ReZolve scaffolds, while providing advancements in deliverability, profile and hoop strength, and reduced manufacturing costs. As a result of our extensive experience developing and testing bioresorbable scaffolds, we began preclinical testing of this next generation device in early 2014 and aim to possibly initiate clinical studies later in 2014. When, and if, this next generation scaffold is fully developed and tested, and we have acceptable clinical data, we plan to apply for its CE Marking. Following regulatory approval to commercialize the next generation scaffold, if and when such approval is received, we would evaluate our sales and marketing strategies, including the markets, sales volumes, and selling prices of ReZolve2, if any, and distribute and sell our products to maximize revenues and profits.

In order to produce quantities of our scaffold large enough to accommodate commercial needs, when that time arrives, we will need to scale up our manufacturing processes and expand our capabilities to allow for such things as additional scaffold sizes. We developed plans and began implementation of the methods and processes for such manufacturing scale-up, including work on the product sizes in 2013. We will continue implementation of manufacturing preparedness as we approach commercialization.

During the course of our product development and testing, we have invented, co-invented, and licensed a portfolio of proprietary technologies. Our design-related technologies have been invented by our employees and consultants and our materials-related technologies have been either invented by our employees or licensed from, or co-invented with, Rutgers, The State University of New Jersey. We consider our patent portfolio to be significant and have invested considerable time and funds to develop and maintain it. Our goal is to continue to perform feasibility tests on additional technologies in our patent portfolio as our resources allow and, if feasibility is proven, determine a course of development for additional products.

During our development efforts, we have also pursued, tested, and abandoned development programs that we determined would not lead to feasible products or for which a product could not be developed in a timeframe that would allow for reasonable commercialization. The largest of these abandoned programs centered on development of a thin metal stent technology for use in small blood vessels. Although abandoned in 2002 after approximately $13 million had been invested and used, this technology became the basis for the “slide & lock” mechanism we are currently using. Additionally, we licensed a potential anti-restenotic drug in 2001 with the intent to develop it for use as a stand-alone drug or as a complement to our scaffold. Although the drug’s development was abandoned in 2004 after we had invested approximately $6 million, the knowledge we gained from that program was used in our development of the drug coating for the ReZolve scaffolds. We also formed a wholly owned subsidiary in Germany in 2007 to facilitate our clinical trials and our planned commercialization of products; we have not used this subsidiary yet for any operating activities.

We have performed all of our research and development activities from one location in San Diego, California. As of December 31, 2013, we had 84 employees, a majority of which are degreed professionals and seven of whom are PhDs. We leverage our internal expertise with contract research and preclinical laboratories, outside catheter manufacturing, and other outside services as needed. We have three clean rooms and multiple engineering and chemistry labs at our facility, in addition to our corporate and administrative office. We are ISO certified to the medical device standard 13485:2012 and intend to maintain the certification to support our commercialization plans.

We have not yet developed a product to a saleable stage and we have not, therefore, generated any product or other revenues. Our development efforts have been funded with a variety of capital received from angel investors, venture capitalists, strategic partners, hedge funds, and the proceeds from our IPO. Since our inception, we have received approximately $153.9 million in equity proceeds and $28.5 million from issuance of notes payable (such notes payable were converted to common stock upon our IPO in December 2010). As of December 31, 2013, we had approximately $20.7 million in cash and investments available for operations. We have incurred substantial losses since our inception; as of December 31, 2013, we had accumulated a deficit of approximately $201.5 million.

The above circumstances raise substantial doubt about our ability to continue as a going concern. We are placing significant effort into completing a financing during the first half of 2014 that would provide adequate capital resources to allow us to obtain data from our clinical trials, apply for the CE Marking, and begin commercial product sales, assuming we receive the regulatory approval to do so. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital, we may be compelled to reduce the scope of our operations and planned capital expenditures or sell certain assets, including intellectual property assets.

We expect our losses to continue for the next several years as we continue our development work, clinical studies, and preparations for commercialization and, if these efforts are successful and we are able to obtain approval to sell our products, we expect to commence product sales thereafter. In order to successfully transition to profitable operations, we will need to achieve a level of revenues and product margins to support the Company’s cost structure. Until such time as we generate positive cash flow, we plan to continue to fund our losses from operations and capital needs by utilizing our current cash and investments and by raising additional capital through equity or debt financings.

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

Research and Development Expenses:  Our research and development expenses arise from a combination of internal and external costs. Our internal costs primarily consist of employee salaries and benefits, facility and other overhead expenses, and engineering and other supplies that we use in our labs for prototyping, testing, and producing our scaffolds and other product possibilities. Our external costs primarily consist of contract research, engineering consulting, polymer consulting and certain production costs, polymer lasing costs, catheter system and anti-restenotic drug purchases, preclinical and clinical study expenses, and license fees paid for the technology underlying our polymer materials. All research and development costs are expensed when incurred. Through December 31, 2013, we have incurred approximately $122.8 million in research and development expenses since our inception, which represents approximately 73 percent of our cumulative operating expenses. We increased the level of our research and development activities in 2013 as we continued human clinical trials, increasing the number of patients enrolled. We expect to increase our research and development expense in 2014 as we continue development of our next generation scaffolds and incur clinical costs on previously enrolled and newly enrolled patients in our clinical studies. We also expect to incur increasing expenses in the future for development of final manufacturing processes and equipment as we prepare for commercialization and the development and roll-out of our sales and marketing strategies as we near commercialization.

General and Administrative Expenses:  Our general and administrative expenses consist primarily of salaries and benefits for our executive officers and administrative staff, corporate office and other overhead expenses, legal expenses including patent filing and maintenance costs, audit and tax fees, investor relations and other public company costs, and travel expenses. Although our patent portfolio is one of our most valuable assets, we record legal costs related to patent development, filing, and maintenance as expense when the costs are incurred since the underlying technology associated with these assets is purchased or incurred in connection with our research and development efforts and the future realizable value cannot be determined. Through December 31, 2013, we have incurred approximately $44.7 million in general and administrative expenses since our inception, which represents approximately 27 percent of our cumulative operating expenses. We anticipate that we will continue to invest in patents at similar levels as we have in the past. Upon completion of our initial public offering (“IPO”) in December 2010, we began to expand our corporate infrastructure including the addition of personnel and reporting systems, and also began to incur public company reporting and other costs. We anticipate that we will continue to expand our corporate infrastructure to support the needs of being a public company and to prepare for commercial sales of our products, which will increase our general and administrative expenses accordingly. We also expect to begin to incur sales and marketing expenses toward the end of 2014 as we prepare for product sales in the event we receive CE Marking.

Other Expense and Income:  Historically, a majority of our non-operating expenses arose from our notes payable. All the notes, along with the accumulated accrued interest, converted into common stock upon our IPO in December 2010. Through December 31, 2010, we recorded approximately $9.6 million of interest, $11.1 million in repayment premiums, $13.3 million in loss on extinguishment, and $2.3 million in interest income from note premium amortization, all in accordance with accounting requirements. In conjunction with our notes payable, we issued warrants to purchase preferred stock; these warrants were exercised for cash and on a net issuance basis upon our IPO and none remained outstanding thereafter. We recorded non-cash interest expense for the initial value of the warrants and recorded gains and losses for subsequent changes in fair value of the warrants for a total of $1.8 million in net expense through December 31, 2010. Concurrent with the completion of our IPO, all of our outstanding convertible preferred stock and non-voting common stock converted to common stock. We also issued common stock for cumulative dividends on our Series H convertible preferred stock. A total of 22,419,771 shares of common stock were issued from all the conversions, exercises, and dividends.

Since our inception, when we have had excess cash on hand we have invested in short- and long-term high-quality marketable securities such as certificates of deposit and U.S. Treasury Bills. Earnings from these investments are recorded as interest income; through December 31, 2013, we have recorded a total of approximately $1.4 million in such interest income.

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

Research and Development Costs:  We expense research and development costs as incurred. Our preclinical and clinical study costs are incurred on a contract basis and generally span a period from a few months to longer than a year. We record costs incurred under these contracts as the work occurs and make payments according to contractual terms. Until a contract is completed, we estimate the amount of work performed and accrue for estimated costs that have been incurred but not paid. As actual costs become known, we adjust our accruals. We expect our clinical expense accruals to increase as we continue to initiate and enroll patients in clinical trials. We expect to make estimates as to the work performed throughout the term of these trials, each of which is expected to be five years or longer. As these costs increase, if our estimates are inaccurate, possible material changes to our accruals could be required, which could materially affect our results of operations within any fiscal period. To date, there have been no material changes in our research and development expense estimates, including our estimates for accrued clinical costs.

Stock-Based Compensation: We have granted stock options to employees and consultants for the purchase of common stock. These options generally have a ten-year life during which the option holder can exercise at any time, they generally vest over a four- or five-year service period, and their exercise price equals the fair market value of our common stock on the date they are granted.

For options granted to employees, we determine the amount of compensation expense by estimating the fair value of each option on its date of grant and then we amortize that fair value on a straight-line basis over the period the employee provides service, which generally is four or five years, and record the expense in our statement of operations as either research and development expense or general and administrative expense based on the employee’s work classification. We estimate the fair value by using the Black-Scholes option pricing model, which requires use of assumptions. The assumptions used represent our best estimates, but these estimates involve inherent uncertainties. For the model inputs, we use the market value of the underlying common stock, a risk-free interest rate that corresponds to the vesting period of the option, an expected life of the option ranging from 6.25 to 6.5 years, and an estimate of volatility based on the market trading prices of comparative peer companies. Additionally, we reduce the amount of recorded compensation expense to allow for potential forfeitures of the options; the forfeiture rate is based on our actual historical forfeitures and has ranged from approximately 2.4 percent to 5.3 percent. For options granted to consultants, we estimate the fair value at each vesting and reporting date and record compensation expense in our statement of operations based on the fair value during the service period of the consultant, which is generally the four- or five-year vesting period. We estimate the fair value by using the Black-Scholes option pricing model with the same approach to inputs and assumptions as we use to estimate the fair value of options granted to employees. For the model inputs, we used the market value of the underlying common stock, a risk-free interest rate that corresponds to the remaining option life, an expected option life equal to the remaining life of the option, and an estimate of volatility based on the market trading prices of comparative peer companies. As a result of our use of estimates, if factors change and we use different assumptions, the amount of our stock-based compensation expense could be materially different in the future.

During the past five years, we have granted options to purchase common stock to our employees, members of our board of directors, and outside consultants and have awarded restricted stock to our employees. We granted options to purchase 589,500 shares and awarded 87,500 shares of restricted stock in 2013. During 2012, we granted options to purchase 544,000 shares and awarded 33,000 shares of restricted stock. During the years ended December 31, 2009, 2010, and 2011 we granted options to purchase 50,000, 1,467,500, and 401,000 shares, respectively, and awarded 5,000 shares of restricted stock in 2011. We expect to continue granting options and awarding restricted stock at levels similar to 2013 and 2012. Accordingly, we expect our stock-based compensation to continue to increase modestly in the future.

Results of Operations

Comparison of the Years Ended December 31, 2012 and 2013

	Year Ended December 31,		Change
	2012	2013	$	%
	(dollars in thousands)

Research and development expense	$15,822	$19,212	$3,390	21%
General and administrative expense	$8,043	$8,731	$688	9%
Interest income	$92	$30	$(62)	(67)%

Research and development expense increased $3,390,000, or 21 percent, for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase was due to several factors. Personnel costs, including benefits, bonuses, and stock-based compensation, increased $934,000 primarily due to an approximate 11 percent increase in headcount for engineering, operations, and quality assurance employees, combined with increases of $228,000 for stock-based compensation and $65,000 for bonuses. Clinical costs increased $1,453,000 as we enrolled 111 patients in our ReZolve2 clinical trial during the year ended December 31, 2013 and monitored patients in our prior clinical study. Material costs, including polymer, lasing, and catheter delivery systems, increased $684,000 and outside engineering costs increased $606,000 as we produced supplies for clinical enrollment, refined our manufacturing processes and equipment in advance of commercialization, and performed feasibility work on our next generation scaffold. Depreciation increased $205,000 due to the addition of lab equipment and significant leasehold improvements completed in 2012. During 2013, we also paid a one-time licensing fee of $100,000 for technology in our product pipeline. Offsetting these increases, preclinical study costs decreased $620,000 due to the timing of such work; numerous studies undertaken to test and validate the ReZolve2 device in 2012 were not repeated in 2013. The remainder of the change in research and development expenses between years resulted from individually immaterial changes in lab supplies, quality control, facilities, and outside research expenses.

General and administrative expense increased $688,000, or nine percent, for the year ended December 31, 2013 compared to the year ended December 31, 2012. A combination of items contributed to this increase. Personnel costs, including benefits, bonuses, and stock-based compensation expense, increased $450,000 primarily due to an increase of $365,000 in stock compensation from ongoing option grants and restricted stock awards and $57,000 in year-end bonuses to officers under our bonus program.  We incurred $268,000 in compensation to our European-based sales and marketing consultant in 2013 following his engagement in May 2013. Our audit and tax fees increased $155,000 in 2013 primarily as a result of a non-recurring tax analysis related to our tax losses. Travel costs increased $101,000 primarily due to our clinical activities. Offsetting these increases, legal fees decreased $156,000 in 2013 primarily due to the timing of intellectual property filings and office actions. The remainder of the change in general and administrative expenses between periods was due to individually immaterial changes in investor relations costs, office supplies, depreciation, insurance, franchise taxes, and other overhead expenses.

Interest income decreased $62,000 for the year ended December 31, 2013 compared to the year ended December 31, 2012, as a result of lower cash and investment balances.

Comparison of the Years Ended December 31, 2011 and 2012

	Year Ended December 31,		Change
	2011	2012	$	%
	(dollars in thousands)

Research and development expense	$13,401	$15,822	$2,421	18%
General and administrative expense	$7,695	$8,043	$348	5%
Interest income	$188	$92	$(96)	(51)%

Research and development expense increased $2,421,000, or 18 percent, for the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase was due to several factors. Personnel costs, including benefits, bonuses, and stock-based compensation, increased $768,000 primarily due to an approximate 30 percent increase in headcount for engineering, operations, and quality assurance employees. Clinical costs increased $605,000 as we enrolled and monitored patients in our pilot clinical study and prepared and submitted applications for our next clinical study. Preclinical study costs increased $479,000 as a result of continuing costs on our long-term studies and the addition of new applied studies undertaken to test and validate the ReZolve2 device. Facilities costs increased $347,000 due to rent, utility, and related expenses from the addition of lab and operating space. Depreciation increased $259,000 due to the addition of lab equipment and leasehold improvements. Material costs, including scaffold components and catheter delivery systems, increased $117,000 as we produced supplies for clinical enrollment and continued advanced design and delivery system work. Offsetting these increases, engineering consulting services decreased $59,000 between years due to the timing of process and design work. The remainder of the change in research and development expenses between years resulted from individually immaterial changes in lab supplies and quality control expenses.

General and administrative expense increased $348,000, or five percent, for the year ended December 31, 2012 compared to the year ended December 31, 2011. A combination of items contributed to this increase. Personnel costs, including benefits, bonuses, and stock-based compensation expense, increased $604,000 due to headcount additions for accounting and IT personnel, an increase of $222,000 in year-end bonuses to officers under our bonus program, and an increase of $195,000 in stock compensation from ongoing option grants and restricted stock awards. Travel costs increased $84,000 primarily due to our clinical activities. Marketing costs decreased $289,000 between years because non-recurring product and corporate branding activities in 2011 were not repeated in 2012. The remainder of the change in general and administrative expenses between periods was due to individually immaterial changes in legal and patent fees, investor relations costs, office supplies, depreciation, and other overhead expenses.

Interest income decreased $96,000 for the year ended December 31, 2012 compared to the year ended December 31, 2011, as a result of lower cash and investment balances combined with lower rates at which we earned interest due to general economic conditions.

Liquidity and Capital Resources, Going Concern and Management Plans

Sources of Liquidity

We are considered a “development stage” enterprise, as we have not yet generated revenues from the sale of products. Although we have been researching and developing new technologies and product applications and we have conducted human clinical trials of our bioresorbable scaffold, we do not anticipate having a product available for sale until 2015 at the earliest. Until we generate revenue from a saleable product, we expect to continue to incur substantial operating losses and experience significant net cash outflows. We have incurred losses since our inception in June 1998 and, through December 31, 2013, we had an accumulated deficit of approximately $201.5 million.

In December 2010 we completed an IPO of our common stock on the Australian Securities Exchange in the form of CHESS Depositary Interests, or CDIs, primarily to investors in Australia, the United States, Hong Kong, and London. We issued 7,727,273 shares of common stock for net proceeds of $75.8 million.  As of December 31, 2013, we had cash and investments of $20.7 million, which represents the remaining proceeds from our IPO. In order to meet our capital and operating needs through 2014 and beyond, we will need to raise additional capital through equity or debt financings. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital, we may be compelled to reduce the scope of our operations and planned capital expenditures or sell certain assets, including intellectual property assets. During 2013, we developed our current capital raising strategy and plan to put significant effort into completing a financing during 2014 that would provide adequate capital resources to allow us to obtain data from our clinical trials, apply for the CE Marking, and begin commercial product sales, assuming we receive the approval to do so.

Cash Flows

Below is a summary of our cash flows from operating activities, investing activities, and financing activities for the periods indicated.

	Year Ended December 31,
	2011	2012	2013
	(in thousands)

Net cash used for operating activities	$(16,938)	$(18,661)	$(21,943)
Net cash provided by (used for) investing activities	$(6,103)	$(1,946)	$2,265
Net cash provided by financing activities	$455	$322	$31

Net decrease in cash and cash equivalents	$(22,586)	$(20,285)	$(19,647)

Net Cash Flow from Operating Activities

Net cash used for operating activities during 2011 primarily reflects the net loss of $20,908,000, offset by non-cash expenses of $3,089,000 for stock-based compensation, $452,000 of depreciation and amortization, $402,000 from changes in operating assets and liabilities, and $27,000 of other non-cash expense.

Net cash used for operating activities during 2012 primarily reflects the net loss of $23,776,000, offset by non-cash expenses of $3,497,000 for stock-based compensation, $860,000 from changes in operating assets and liabilities, $677,000 of depreciation and amortization, and $81,000 of other non-cash expense.

Net cash used for operating activities during 2013 primarily reflects the net loss of $27,922,000, offset by non-cash expenses of $4,090,000 for stock-based compensation, $978,000 from changes in operating assets and liabilities, $892,000 of depreciation and amortization, and $19,000 of other non-cash expense.

Net Cash Flow from Investing Activities

Net cash used for investing activities during 2011 primarily consisted of $5,226,000 for purchases of investments and $883,000 for purchases of property and equipment. Net cash used for investing activities during 2012 primarily consisted of the purchase of property and equipment. Net cash was provided by investing activities during 2013, which consisted of $3,731,000 in net maturities of investments offset by $1,466,000 in purchases of property and equipment.

Net Cash Flow from Financing Activities

Net cash provided by financing activities during 2011 comprises the refund of $422,000 for taxes withheld from our IPO proceeds in the prior year and $33,000 in proceeds from the issuance of common stock upon exercise of employee stock options. Net cash provided by financing activities in 2012 and 2013 consists of proceeds from the issuance of common stock upon exercise of employee stock options.

Operating Capital and Capital Expenditure Requirements

To date, we have not commercialized any products. We do not anticipate generating any revenue unless and until we successfully obtain CE Mark or FDA marketing approval for, and begin selling, the ReZolve2 scaffold or one of our other product possibilities. We anticipate that we will continue to incur substantial net losses and cash outflows for the next several years as we continue our development work, conduct and complete preclinical and clinical trials, apply for regulatory approval to sell our products, expand our corporate infrastructure, prepare to commercially manufacture and sell our products, and collect cash from sales of our product(s).

We have incurred losses and negative cash flows from operating activities since our inception and, as of December 31, 2013, we had a deficit accumulated during the development stage of $201,509,000. Until we generate a level of revenue to support our cost structure, we expect to continue to incur substantial operating losses and net cash outflows. While we had cash and investments totaling $20,721,000 as of December 31, 2013, we do not believe these resources will be sufficient to meet our operating and capital needs through 2014.

The above circumstances raise substantial doubt about our ability to continue as a going concern. We are placing significant effort into completing a financing during the first half of 2014 that would provide adequate capital resources to allow us to obtain data from our clinical trials, apply for the CE Marking, and begin commercial product sales, assuming we receive the regulatory approval to do so. While we are actively engaged in discussions with potential parties to a financing, there can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us and are not overly dilutive to our current security holders. We have developed contingency plans that we would implement in the absence of a financing or in the event a financing were not sufficient to cover our planned needs. These contingency plans primarily include reductions in costs, narrower product development efforts, and reductions in headcount. We would implement our contingency plans in the second quarter of 2014 if our financing efforts have not progressed as we envision. In addition, our forecasts and contingency plans for the period of time through which our financial resources will be adequate to support our operations or reduced operations are based on assumptions that may prove to be wrong and we could utilize our available capital resources sooner than we currently expect. If we are unable to raise sufficient additional capital on the timeline that we plan, in addition to implementing our contingency plans, we may be compelled to sell certain assets, including intellectual property assets. Even if we are able to raise additional capital, we may never become profitable, or if we do attain profitable operations, we may not be able to sustain profitability and positive cash flows on a recurring basis.

Because of the numerous risks and uncertainties associated with the development of medical devices, such as our bioresorbable scaffolds, we are unable to estimate the exact amounts of, or timing of, capital outlays and operating expenditures necessary to complete development, continue ongoing preclinical studies, conduct human clinical trials, successfully deliver a commercial product to market, and collect on our trade receivables. Our future funding requirements will depend on many factors, including, but not limited to:

•             the time and effort it will take to successfully complete testing of the ReZolve2 scaffold and our next generation scaffold;

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

•             the cost of establishing clinical and commercial supplies of our products and products that we may develop;

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

Contractual Obligations, Commitments, and Contingencies

The following table summarizes our outstanding contractual obligations as of December 31, 2013:

	Payments Due by Period
	Less than
	1 Year	1-3 Years	3-5 Years	Total
	(in thousands)

Operating lease obligations	$625	$1,334	$772	$2,731
Purchase obligations	222	5	—	227

Total contractual obligations	$847	$1,339	$772	$2,958

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

None

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

Our cash, cash equivalents and short-term investments of $20.7 million at December 31, 2013 consisted of cash, money market funds and certificates of deposits that will be used for working capital purposes. We have the positive intent and ability to hold our certificates of deposits to maturity. We do not enter into investments for trading or speculative purposes. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates in the United States. Because of the short-term nature of our cash, cash equivalents, and short-term investments, we do not believe that we have any material exposure to changes in their fair values as a result of changes in interest rates.

Foreign Currency Risk

To date, our purchases from foreign suppliers and consultants have been minimal and have been denominated primarily in the currencies of Australia and the European Union. Although minimal, we have had and will continue to have exposure to foreign currency exchange rate fluctuations. We do not enter into foreign currency hedging transactions. Although our German subsidiary is non-operational, its functional currency is the Euro; accordingly, the effects of exchange rate fluctuations on the net assets of the subsidiary are accounted for as translation gains or losses, a component of Comprehensive Loss; these translations adjustments have been immaterial to our financial statements through December 31, 2013. A change of ten percent or more in foreign currency exchange rates of the Australian dollar or the Euro would have a material impact on our financial position and results of operations if we continue or increase our purchases denominated in these currencies.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this Annual Report on Form 10-K. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework), or “COSO.” Based on their assessment, management has concluded that, as of December 31, 2013, our Company’s internal control over financial reporting is effective based on the COSO criteria.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the quarterly period ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

REVA Medical, Inc.

We have audited REVA Medical, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). REVA Medical, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, REVA Medical, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of REVA Medical, Inc. as of December 31, 2012 and 2013, and the related consolidated statements of operations and comprehensive loss, cash flows and convertible preferred stock and stockholders’ equity (deficit) for each of the three years in the period ended December 31, 2013 and for the period from June 3, 1998 (inception) to December 31, 2013 of REVA Medical Inc. and our report dated March 17, 2014 expressed an unqualified opinion thereon that included an explanatory paragraph regarding REVA Medical, Inc.’s ability to continue as a going concern.

/s/ Ernst & Young LLP

San Diego, California
March 17, 2014

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item related to our directors is incorporated by reference to our Definitive Proxy Statement for our 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days of December 31, 2013 (the “2014 Proxy Statement”), under the heading “Election of Directors.”

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

Substantial Holders at February 15, 2014

The number of our equity securities held by our substantial securityholders (i.e., those securityholders, who together with their affiliates, have an interest in at least five percent of our voting securities), assuming the conversion of common stock held by those securityholders into CHESS Depositary Interests, or “CDIs” (ten CDIs are equivalent to one share of common stock) as of February 15, 2014 are as follows:

	Number of	% of Total			Total Holdings
Security Holder	Common Shares Held	Common Shares Outstanding	Number of CDIs Held	% of Total CDIs Outstanding	Equivalent Number of CDIs Held	% of Total Securities Outstanding

Brookside Capital and affiliates	—	—	29,650,222	20.9%	29,650,222	8.9%
Cerberus and affiliates	2,884,426	15.0%	—	—	28,844,260	8.6%
Citicorp Nominees Pty Limited	—	—	14,326,315	10.1%	14,326,315	4.3%
Domain Partners and affiliates	3,691,188	19.1%	—	—	36,911,880	11.1%
Elliott Associates, L.P.	3,227,031	16.7%	—	—	32,270,310	9.6%
Group Outcome Investors/Robert B. Stockman	1,694,906	8.8%	565,000	0.4%	17,514,060	5.2%
HSBC Custody Nominees (Australia) Limited	—	—	15,800,483	11.2%	15,800,483	4.7%
Kenneth Rainin Trust and affiliates	1,101,615	5.7%	2,454,545	1.7%	13,470,695	4.0%
Medtronic, Inc.	379,651	2.0%	22,558,280	15.9%	26,354,790	7.9%
Saints Capital Everest, L.P.	3,223,513	16.7%	—	—	32,235,130	9.6%

Total securities held by > 5% holders	16,202,330	84.0%	85,354,845	60.2%	247,378,145	73.9%
Total securities held by all other holders	3,086,367	16.0%	56,350,215	39.8%	87,213,885	26.1%

Distribution of Security Holders as of February 15, 2014

As of February 15, 2014, we had a total of 33,459,203 shares of common stock issued and outstanding, a portion of which were held as CDIs (ten CDIs are equivalent to one share of common stock). The following table presents the number of shares of common stock (including restricted stock) and CDIs held, as well as the number of shares underlying outstanding stock options.

	Common Stock (includes Restricted Stock)		CDIs		Options (unlisted)
	Number of Holders	Number of Shares	Number of Holders	Number of CDIs	Number of Holders	Number of Shares

1 – 1,000	10	3,614	103	49,492	6	5,500
1,001 – 5,000	9	28,000	217	695,213	8	24,000
5,001 – 10,000	6	46,963	172	1,491,651	5	44,500
10,001 – 100,000	18	614,983	423	14,633,510	17	960,000
100,001 and over	20	18,595,137	64	124,835,194	9	3,385,500

	63	19,288,697	979	141,705,060	45	4,419,500

The number of shareholders holding less than a marketable parcel of CDIs (being a parcel of securities not less than A$500) as of February 15, 2014 was 108.

Top 20 CDI Holders as of February 15, 2014

Following are the top 20 holders of our CDIs as of February 15, 2014 (these amounts do not include holdings in common stock):

		Number of CDIs Held	% of CDIs Outstanding

1.	Brookside Capital Partners Fund LP	27,832,040	19.6%
2.	Merrill Lynch (Australia) Nominees Pty Limited	25,904,834	18.3%
3.	HSBC Custody Nominees (Australia) Limited — GSCO ECA	15,800,483	11.2%
4.	Citicorp Nominees Pty Limited	14,326,315	10.1%
5.	HSBC Custody Nominees (Australia) Limited	5,154,529	3.6%
6.	Frederic H. Moll	3,345,610	2.4%
7.	UBS Nominees Pty Ltd	3,298,182	2.3%
8.	JP Morgan Nominees Australia Limited	3,058,352	2.2%
9.	Trienos Group LLC	3,000,000	2.1%
10.	Mr. Jon Benjamin Platt	2,000,000	1.4%
11.	JP Morgan Nominees Australia Limited <Cash Income A/C>	1,788,919	1.3%
12.	Moore Family Nominee Pty Ltd <Moore Family A/C>	1,600,000	1.1%
13.	Warman Investments Pty Ltd	1,451,771	1.0%
14.	Asia Union Investments Pty Ltd	1,350,000	1.0%
15.	Viking Management Services Pty Ltd <VHK Superannuation Fund A/C>	1,159,121	0.8%
16.	Mr. Antony Richard Kerr + Mr. Peter Michael Clerk <AR Kerr Family A/C>	900,000	0.6%
17.	Little Blue Porsche Pty Ltd <G C Steele Super Fund A/C>	750,000	0.5%
18.	Mr. Robert Thomas + Mrs. Kyrenia Thomas <Rob Thomas Super Fund A/C>	650,000	0.5%
19.	BT Portfolio Services Limited <Wade Family Super Fund A/C>	646,394	0.5%
20.	National Nominees Limited	602,000	0.4%

	Total CDIs held by top 20 CDI holders	114,618,550	80.9%
	Total CDIs held by all other CDI holders	27,086,510	19.1%
		141,705,060

The table below provides a list of the top 20 holders of our securities as of February 15, 2014, taking into account securities held in the form of both common stock and CDIs and prepared on the assumption that all CDIs are held as common stock. Related but separate legal entities are not aggregated for the purposes of the table below.

	Security Holder	Shares of Common Stock Held	CDIs Held (common stock equivalent)	Total Number of Securities Held	% of Outstanding Capital

1.	Domain Partners V, L.P.	3,606,002	—	3,606,002	10.8%
2.	Elliott Associates, L.P.	3,227,031	—	3,227,031	9.6%
3.	Saints Capital Everest, L.P.	3,223,513	—	3,223,513	9.6%
4.	Brookside Capital Partners Fund, LP	—	2,783,204	2,783,204	8.3%
5.	Medtronic, Inc.	379,651	2,255,828	2,635,479	7.9%
6.	HSBC Custody Nominees (Australia) Limited — GSCO ECA	—	1,580,048	1,580,048	4.7%
7.	Citicorp Nominees Pty Limited	—	1,432,632	1,432,632	4.3%
8.	Group Outcome Investors I, LLC	1,341,175	—	1,341,175	4.0%
9.	Kenneth Rainin Charitable Lead Annuity Trust No 3 dtd 3/26/90	1,101,615	—	1,101,615	3.3%
10.	Cerberus Series Four Holdings, LLC	1,046,486	—	1,046,486	3.1%
11.	Cerberus International, Ltd	995,553	—	995,553	3.0%
12.	Gordon E. Nye	823,531	9,600	833,131	2.5%
13.	Cerberus Partners, L.P.	520,641	—	520,641	1.6%
14.	HSBC Custody Nominees (Australia) Limited	—	515,453	515,453	1.5%
15.	Timothy J. Barberich	460,093	—	460,093	1.4%
16.	C. Raymond Larkin Jr.	351,749	—	351,749	1.1%
17.	Merrill Lynch (Australia) Nominees Pty Limited	—	334,655	334,655	1.0%
18.	Frederic H. Moll	—	334,561	334,561	1.0%
19.	UBS Nominees Pty Ltd	—	329,818	329,818	1.0%
20.	JP Morgan Nominees Australia Limited	—	305,835	305,835	0.9%

	Total securities held by top 20 holders (stated as common stock)	17,077,040	9,881,634	26,958,674	80.6%
	Total securities held by all other holders (stated as common stock)	2,211,657	4,288,872	6,500,529	19.4%

Unlisted Options

As of February 15, 2014, we had 4,419,500 options to purchase shares of common stock on issue under the 2010 Equity Incentive Plan and the 2001 Stock Option/Stock Issuance Plan. These options are held by 45 individuals.

Restricted Stock

As of February 15, 2014, we had 102,250 shares of restricted stock on issue under our 2010 Equity Incentive Plan, held by three individuals.

Voting Rights

Our amended and restated certificate of incorporation and by-laws provide that each stockholder has one vote for every share of common stock entitled to vote and held by such stockholder on a record date. In addition, although holders of restricted stock are subject to restrictions on transfer until vesting, restricted stockholders have the same voting rights as holders of shares of common stock (including prior to vesting).

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

(b)              informing REVA Medical that they wish to nominate themselves or another person to be appointed as CDN’s proxy for the purposes of attending and voting at the general meeting; and

(c)               converting their CDIs into a holding of shares of REVA Medical common stock and voting these at the meeting (however, if thereafter the former CDI holder wishes to sell their investment on ASX, it would be necessary to convert shares of common stock back to CDIs). This must be done prior to the record date for the meeting.

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

General Information

The name of the Company Secretary is Katrina Thompson.

The address of our registered office in Australia is c/o Inteq Limited, Level 2, 175 Macquarie Street, Sydney NSW 2000, telephone +61 2 9229 2700.

Registers of CDI securities are held at Computershare Investor Services Pty. Limited, Level 3, 60 Carrington Street, Sydney NSW 2000, Australia, Investor Enquiries:  1300 855 080. Registers of common stock securities are held at Computershare Trust Company, N.A., 250 Royall Street, Canton, MA 02021, USA, Investor Inquiries (800) 962-4284.

Quotation has been granted for CDIs (and the underlying shares of common stock) on the ASX Limited.

Australian Corporate Governance Statement

The Board is committed to promoting and strengthening good corporate governance practices and a culture of good corporate governance and ethical conduct throughout the Company. The Board has evaluated the Company’s corporate governance policies and practices in light of the ASX Corporate Governance Council’s Corporate Governance Principles and Recommendations (“ASX Corporate Governance Principles”) in force for the Company’s financial year ended December 31, 2013 and is pleased to confirm that the Company’s corporate governance framework is generally consistent with the ASX Corporate Governance Principles, other than as set forth below. A summary of the approach adopted and used by the Company during the financial year ended December 31, 2013 is set forth below, using the same numbering sequence as contained in the ASX Corporate Governance Principles.

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

In setting the compensation for our executive officers, our Board places significant emphasis on the recommendation of our Chief Executive Officer (other than with respect to determining his own compensation), considering our overall performance during the prior fiscal year, the executive’s individual contributions during the prior fiscal year, the individual’s annual performance reviews based on achievement of annual goals, and relevant market data, including benchmarking to equivalent positions in peer group companies. With respect to new hires, our Board considers an executive’s background and historical compensation in lieu of prior year performance. For 2013, our Board evaluated the performance of senior executives in accordance with the process set for such evaluation and disclosed to the relevant executive. We retain an independent compensation consultant to assist us with our benchmarking process. Further information regarding executive compensation for the year ended December 31, 2013, as required by Item 11 of this Annual Report on Form 10-K, is incorporated by reference to the applicable information in our Definitive Proxy Statement for our 2014 Annual Meeting of Stockholders, to be filed pursuant to Registration 14A with the Securities and Exchange Commission (the “SEC”) and the ASX within 120 days of December 31, 2013 (the “2014 Proxy Statement”). Such information is incorporated herein by reference.

Recommendation 1.3 — Provide the information required to be disclosed under Principle 1

Reporting Requirement

The Company fully complied with Recommendations 1.1 through 1.3 during the year ended December 31, 2013.

Principle 2 — Structure the board to add value

Recommendation 2.1 — A majority of the board should be independent directors

The Company’s Board comprises six directors. For ASX purposes, the directors include four independent non-executive directors, one executive director (being the Chief Executive Officer & Chairman) and one non-independent, non-executive director.

The Board held five meetings during the year ended December 31 2013; each of our members attended all five meetings.

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

Recommendation 2.4 — The board should establish a nomination committee

The Board has established a Nominating and Corporate Governance Committee to oversee the selection and appointment practices of the Company. The members of the Committee are Anne Keating (Chair), Gordon Nye, and James Schiro. All members of the Committee are non-executives and are considered independent directors for both ASX and SEC purposes. The Committee held two meetings during the year ended December 31, 2013; two of the Committee members attended both meetings and one of Committee members attended one of the meetings. A copy of the Nominating and Corporate Governance Committee Charter is available on the Company’s website at www.revamedical.com.

Recommendation 2.5 — Disclose the process for evaluating the performance of the board, its committees, and individual directors

The Company’s Corporate Governance Guidelines provide for an annual self-assessment of the Board’s performance to be provided to the Nominating and Corporate Governance Committee. The performance assessment includes evaluation of numerous items, including each Board member’s skills and background, alignment to current Company needs, attention devoted to Company issues, meeting attendance, and independence. Such an assessment was performed and evaluated for the year ended December 31, 2013 and the results were positive, aligned with expectations, and confirmed that the Company’s Board members represent the interests of shareholders.

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

The skills, experience, expertise, diversity, independence, and related information for each of our directors holding office as of February 15, 2014 are set forth below:

Brian H. Dovey, age 71, has served as our director since June 2001. Mr. Dovey has been a Partner of Domain Associates, LLC, a private venture capital management firm focused on life sciences, since 1988. Since joining Domain, he has served on the board of directors of over 35 private and public companies and has been Chairman of five. Prior to joining Domain, Mr. Dovey spent six years at Rorer Group, Inc. (now part of Sanofi-Aventis), a pharmaceutical and medical device company listed on the NYSE, including as President from 1986 to 1988. Previously, Mr. Dovey was President of Survival Technology, Inc., a start-up medical products company. He also held management positions with Howmedica, Inc., Howmet Corporation, and New York Telephone Company. Mr. Dovey has served as both President and Chairman of the National Venture Capital Association. He is former Chair and currently serves on the Board of Trustees of the Wistar Institute, a non-profit preclinical biomedical research company. Mr. Dovey serves on the board of directors and is also Chairman at the Center for Venture Education (Kauffman Fellows Program). He was also a former board member of the industry association representing the medical device industry, as well as the association representing consumer pharmaceuticals. He recently accepted membership on the Venture Advisory Board of the Skolkovo Foundation.  Mr. Dovey currently sits on the board of Orexigen Therapeutics, Inc., a biopharmaceutical company focused on the development of pharmaceutical product candidates for the treatment of obesity. Mr. Dovey has also served as board member for the following publicly traded companies:  Align Technology, Inc., Cardiac Science, Inc., and Neose Technologies, Inc. Mr. Dovey received his B.A. from Colgate University and his M.B.A. from the Harvard Business School. We believe Mr. Dovey is qualified to sit on our Board due to his strong financial expertise, his experience in corporate governance and risk management, his service as a director on over 35 private and public companies, his broad executive experience with medical device companies, and his extensive experience at a health care venture capital firm.

Anne Keating, age 60, has served as our director since October 2010. Ms. Keating is currently a director of a number of ASX-listed companies in a range of different industries, including GI Dynamics, Inc., a U.S.-based medical device company, Ardent Leisure Limited, a general management service provider, and Goodman Group Limited (formerly Macquarie Goodman), a property development and management company. She is a member of the Advisory Council of CIMB Australia. Ms. Keating is also a Director for the Garvan Institute of Medical Research and an Inaugural Governor for the Cerebral Palsy Foundation. From 1993 to 2001, Ms. Keating held the position of General Manager, Australia for United Airlines, and from 1994 to 1998, she was a Governor for the American Chamber of Commerce. She was also a Delegate to the Australian/American Leadership Dialogue for 14 years. Ms. Keating previously served on the board of ClearviewWealth Ltd., a fully diversified life insurance and wealth management company listed on the ASX, from December 2010 until December 2012, was an inaugural board member of the Victor Chang Cardiac Research Institute for ten years and also previously served on the board of NRMA/Insurance/IAG Ltd. for nine years. She has also held former directorships with Spencer Street Station Redevelopment Holdings Limited, Easy FM China Pty Ltd, Radio 2CH Pty Ltd, and Workcover Authority of New South Wales. We believe Ms. Keating is qualified to sit on our Board due to her extensive business, management, and governance experience, including her positions on a number of boards of ASX-listed companies. Ms. Keating also brings Australian medical research and cardiac experience from her years of service with the Garvan Institute of Medical Research and the Victor Chang Cardiac Research Institute.

Gordon E. Nye, age 59, has served as our director since 1999. He is a Managing Director of Group Outcome LLC, a U.S.-based merchant banking firm which deploys its capital and that of its financial partners in private equity and venture capital investments in medical technology companies. He served as Chief Executive Officer of Zeltiq Aesthetics, Inc., a medical device company, from September 2009 to April 2012. From August 2003 to July 2009, Mr. Nye served as general partner of Prism Venture Partners, a venture capital firm, where he was a member of the life sciences investment team. Prior to that time, he served as our Chief Executive Officer from 2001 to 2003 and President and Chief Executive Officer of two former Johnson & Johnson divisions (“A” Company Orthodontics, Inc. and Critikon Company, LLC) after they were acquired in management buyouts. He has also held a variety of marketing, sales, and general management roles for L.A. Gear, Inc., Olin Ski Company, Inc., Reebok, Ltd., and The Gillette Company. Mr. Nye received his MBA from the Amos Tuck School of Business at Dartmouth College where he also received his undergraduate degree. We believe Mr. Nye’s qualifications to sit on our Board include his knowledge of the medical device business, his broad operating experience as a senior executive of Zeltiq Aesthetics, Inc. and two former Johnson & Johnson divisions, his extensive consumer marketing background, and his other board service.

Robert Thomas, age 68, has served as our director since July 2010. He has also been a director and non-executive Chairman of the Board of HeartWare Limited/HeartWare International, Inc., a U.S. medical device company listed on ASX and NASDAQ, since November 2004. He is currently a director of a number of Australian public companies, including Virgin Australia Limited, Biotron Limited, and TAL Limited. Between October 2004 and September 2008, Mr. Thomas was a consultant to Citigroup Corporate and Investment Bank. Between March 2003 and September 2004, he was Chairman of Global Corporate and Investment Bank, Citigroup Global Markets, Australia and New Zealand. Prior to that time, Mr. Thomas was Chief Executive Officer of Citigroup’s Corporate and Investment Bank (formerly known as Salomon Smith Barney), Australia and New Zealand from October 1999 until February 2003. Mr. Thomas is Chairman of Aus Bio Limited, a director of O’Connell Street Associates and Grahger Capital Securities, and President of the State Library Council of New South Wales in Australia. He also is a member of the advisory board of Inteq Limited. Mr. Thomas holds a Bachelor of Economics from Monash University, Australia. He is a member of the Stockbrokers Association of Australia and is a Master Stockbroker. Mr. Thomas is also a Fellow of the Financial Services Institute of Australia and the Australian Institute of Company Directors. We believe Mr. Thomas is qualified to sit on our Board due to his extensive investment banking experience, including his leadership of finance and strategic transactions, his involvement with medical device companies, and his experience in governance and risk management across a wide range of industries. Mr. Thomas also brings capital market and economics expertise to the Board from his years of service as a securities analyst and experience as a director of ASX-listed companies.

Robert B. Stockman, age 60, our co-founder, has served as Chairman of the Board and director since 1999 and Chief Executive Officer since August 2010. He serves as a director of HeartWare Limited/HeartWare International, Inc., an ASX and NASDAQ listed medical device company, since December 2006. Mr. Stockman also serves as a board of member for MuseAmi, Inc., a privately held advanced music software company that he co-founded. He previously served on the board of Zeltiq Aesthetics, Inc., a medical technology company listed on NASDAQ, from July 2010 until April 2012. Since 1999, Mr. Stockman has been the President and Chief Executive Officer of Group Outcome LLC, a U.S.-based merchant banking firm that deploys its capital and that of its financial partners in private equity and venture capital investments in medical technology companies. Mr. Stockman also co-founded Centrimed, Inc., an internet-based software company, that was acquired by the Global Healthcare Exchange, LLC, and led the buyouts of Ioptex, an intraocular lens manufacturer, and two Johnson & Johnson divestitures, “A” Company Orthodontics, Inc. and Critikon Company, LLC, each of which was subsequently acquired. Prior to establishing Group Outcome LLC, Mr. Stockman spent 18 years with Johnston Associates, Inc. and Narragansett Capital Corporation, where he focused on venture capital investments and merger advisory work in health care. Mr. Stockman holds a Bachelor’s Degree from Harvard College and a Master in Business Administration from The Tuck School at Dartmouth College. We believe Mr. Stockman is qualified to sit on our Board due to his extensive experience as an entrepreneur driving the growth of five medical products companies, his experience as an executive of several medical device companies, and his experience as an executive in the investment banking industry, particularly in private equity and venture capital investments in medical technology. Mr. Stockman’s qualifications also include his strong financial background, including his work early in his career at Price Waterhouse, a provider of tax, audit, and advisory services, and his ability to provide financial expertise to the Board, including an understanding of financial statements, corporate finance, accounting, and capital markets.

James J. Schiro, age 68, has served as our director since November 2010. Mr. Schiro was Chief Executive Officer of Zurich Financial Services from May 2002 to December 2009, after serving as Chief Operating Officer — Group Finance from March 2002. He joined Price Waterhouse in 1967, where he held various management positions. In 1995, he was elected Chairman and Chief Executive Officer of Price Waterhouse, and in 1998 became Chief Executive Officer of PricewaterhouseCoopers LLP, after the merger of Price Waterhouse and Coopers & Lybrand, where he served until 2002. Mr. Schiro is also the Lead Director of Goldman Sachs, Vice Chairman of the Supervisory Board of Royal Philips Electronics, Senior Advisor of CVC Capital Partners, and a Director of PepsiCo, Inc. Mr. Schiro is involved in numerous non-profit organizations, including the Institute for Advanced Studies, American Friends of the Lucerne Festival, and St. Michael’s Special School. We believe Mr. Schiro is qualified to sit on our Board due to his extensive executive experience, strong financial background, experience in governance and risk management, and his service on other public company boards and not-for-profit organizations.

Reporting Requirement

Except as discussed above, the Company fully complied with Recommendations 2.1 to 2.6 during the year ended December 31, 2013.

Principle 3 — Promote ethical and responsible decision-making

Recommendation 3.1 — Establish a code of conduct and disclose the code or a summary of the code as to (a) the practices necessary to maintain confidence in the company’s integrity, (b) the practices necessary to take into account their legal obligations and the reasonable expectations of their stakeholders, and (c) the responsibility and accountability of individuals for reporting and investigating reports of unethical practices

The Company has adopted a Code of Business Conduct and Ethics, an Insider Trading Policy, and a Related Party Transaction Policy. A copy of each policy is available on the Company’s website at www.revamedical.com.

Recommendation 3.2 — Establish a policy concerning diversity and disclose the policy or a summary of that policy. The policy should include requirements for the board to establish measurable objectives for achieving gender diversity for the board to assess annually both the objectives and progress in achieving them

The Company has adopted a Diversity Policy, which includes measurable objectives for achieving gender diversity and provisions for the Board to annually assess both the objectives and the Company’s progress in achieving them. A copy of the Diversity Policy is available on the Company’s website at www.revamedical.com.

Recommendation 3.3 — Disclose in each annual report the measurable objectives for achieving gender diversity set by the board in accordance with the diversity policy and progress towards achieving them

The Board continued to evaluate the gender diversity of the Company’s employees, its senior management, and its Board during 2013 and determined that the gender diversity continued at levels consistent with the prior year and in line with expectations. The Board endorsed the Company’s objective for diversity to remain at the same relative proportions, if not higher, of females in each category measured. The base level expectations for females are a minimum 15 percent of board members, 30 percent of senior management, and 40 percent of employees.

Recommendation 3.4 — Disclose in each annual report the proportion of women employees in the whole organization, women in senior executive positions and women on the board

As of December 31, 2013, a total of 44 percent of the Company’s employees was female, 33 percent of its executive management was female, and 17 percent of its Board members was female.

Recommendation 3.5 — Provide the information required to be disclosed under Principle 3

Reporting Requirement

The Company fully complied with Recommendations 3.1 through 3.5 for the year ended December 31, 2013.

Principle 4 — Safeguard integrity in financial reporting

Recommendation 4.1 — The board should establish an audit committee

The Board has established an Audit Committee to oversee the management of financial and internal risks and reporting.

Recommendation 4.2 — The audit committee should be structured so that it (a) consists only of non-executive directors, (b) consists of a majority of independent directors, (c) is chaired by an independent chair, who is not chair of the board, and (d) has at least three members

Members of the Audit Committee are Robert Thomas (Chair), James Schiro, and Brian Dovey, who are all non-executive directors. Robert Thomas and James Schiro are both considered independent directors for ASX purposes; however, Brian Dovey is not considered to be independent for ASX purposes but is considered to be independent under SEC rules. The Committee held four meetings during 2013; two of the Committee members attended all four meetings and one of the Committee members attended three of the meetings.

Recommendation 4.3 — The audit committee should have a formal charter

The Audit Committee has adopted a formal charter, a copy of which is available on the Company’s website at www.revamedical.com.

Recommendation 4.4 — Provide the information required to be disclosed under Principle 4

Reporting Requirement

Except as disclosed above, the Company fully complied with Recommendations 4.1 through 4.4 during the year ended December 31, 2013.

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

Recommendation 5.2 — Provide the information required to be disclosed under Principle 5

Reporting Requirement

The Company fully complied with Recommendations 5.1 and 5.2 during the year ended December 31, 2013.

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

Recommendation 6.2 — Provide the information required to be disclosed under Principle 6

Reporting Requirement

The Company has fully complied with Recommendations 6.1 and 6.2 during the year ended December 31, 2013.

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

Recommendation 7.4 — Provide the information required to be disclosed under Principle 7

Reporting Requirement

Except as disclosed above, the Company fully complied with Recommendations 7.1 through 7.4 during the year ended December 31, 2013.

Principle 8 — Remunerate fairly and responsibly

Recommendation 8.1 — The board should establish a remuneration committee

The Board has established a Compensation Committee to review and assess executive and director compensation.

Recommendation 8.2 — The remuneration committee should be structured so that it (a) consists of a majority of independent directors, (b) is chaired by an independent chair, and (c) has at least three members

The members of the Compensation Committee are Gordon Nye (Chair), Brian Dovey, and Robert Thomas. Gordon Nye and Robert Thomas are both considered to be independent for ASX purposes; however, Brian Dovey is not considered to be independent for ASX purposes but is considered to be independent under the SEC rules. The Committee held three meetings during 2013, of which two Committee members attended all three meetings and one Committee member attended two meetings. A copy of the Compensation Committee Charter is available on the Company’s website at www.revamedical.com.

Recommendation 8.3 — Clearly distinguish the structure of non-executive directors’ remuneration from that of executive directors and senior executives

In accordance with its charter, the Compensation Committee is responsible for ensuring that the structure of non-executive and executive directors’ compensation is clearly distinguished. The Company has adopted a non-executive director compensation policy pursuant to which non-executive directors are compensated for their services to the Board. Non-executive director compensation comprises a base salary as well as the ability to receive annual grants of options at the Board’s discretion (subject to shareholders’ approval being obtained as required under the ASX Listing Rules). The Company has adopted a separate executive compensation program that consists of base salary, equity-based incentives, performance-based cash bonuses, severance benefits, and other customary benefits such as health insurance on the same basis as provided to all other employees. The Company’s Chairman, who is also currently serving as our Chief Executive Officer, is eligible to receive a cash bonus at the discretion of the Board of up to 60 percent of his salary each year. None of the Company’s non-executive directors will be entitled to any retirement benefits.

While the Compensation Committee reviews and reports compensation items to the Board for both non-executive directors and executive management, including each individual’s skills, knowledge, and contributions to the Company, the Committee does not provide a separate report of compensation by gender.

Recommendation 8.4 — Provide the information required to be disclosed under Principle 8

Except as disclosed above, the Company fully complied with Recommendations 8.1 through 8.4 during the year ended December 31, 2013.

Further information regarding the Compensation Committee, as required by Item 10 of this Annual Report on Form 10-K, will be contained in our 2014 Proxy Statement. Such information is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our 2014 Proxy Statement under the headings “Non-Employee Director Compensation” and “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Information required by this item is incorporated by reference to our 2014 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.”

The following table sets forth information regarding outstanding options and shares reserved for future issuance under the equity compensation plans as of December 31, 2013.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options or Vesting of Restricted Stock (1)	Weighted Average Exercise Price of Outstanding Options (2)	Number of Shares Remaining Available for Future Issuance (3)

Equity Compensation Plans Approved by Security holders (4)	4,158,900	$7.15	2,499,234
Equity Compensation Plans Not Approved by Security holders	—	—	—

Total	4,158,900	$7.15	2,499,234

(1) Includes shares of restricted stock that have previously been issued but are subject to cancellation until vested.

(2) Excludes outstanding shares of restricted stock.

(3)   The 2010 Equity Incentive Plan contains a provision for an automatic increase each January 1st of the number of shares available for grant. The automatic increase shall be the lessor of (i) 3% of the number of shares of our common stock issued and outstanding on January 1, or (ii) a number of shares set by our Board.

(4) Consists of 2001 Stock Option/Stock Issuance Plan and 2010 Equity Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our 2014 Proxy Statement under the heading “Related Party Transactions.”

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our 2014 Proxy Statement under the heading “Audit and Non-Audit Fees.”

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

REVA Medical, Inc.

Dated: March 17, 2014	By:	/s/ Robert B. Stockman
	Name:	Robert B. Stockman
	Title:	Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert B. Stockman	Chairman of the Board and	March 17, 2014
Robert B. Stockman	Chief Executive Officer
(Principal Executive Officer)

/s/ Katrina L. Thompson	Chief Financial Officer	March 17, 2014
Katrina L. Thompson	(Principal Financial Officer and Principal Accounting Officer)

/s/ Brian H. Dovey	Director	March 17, 2014
Brian H. Dovey

/s/ Anne Keating	Director	March 17, 2014
Anne Keating

/s/ Gordon E. Nye	Director	March 17, 2014
Gordon E. Nye

/s/ James J. Schiro	Director	March 17, 2014
James J. Schiro

/s/ Robert Thomas	Director	March 17, 2014
Robert Thomas

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

REVA Medical, Inc.

We have audited the accompanying consolidated balance sheets of REVA Medical, Inc. (a development stage company) (the Company) as of December 31, 2012 and 2013, and the related consolidated statements of operations and comprehensive loss, cash flows and convertible preferred stock and stockholders’ equity (deficit) for each of the three years in the period ended December 31, 2013 and for the period from June 3, 1998 (inception) to December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of REVA Medical, Inc. at December 31, 2012 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, and for the period from June 3, 1998 (inception) to December 31, 2013, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), REVA Medical, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission  (1992 framework) and our report dated March 17, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California
March 17, 2014

REVA Medical, Inc.

(a development stage company)

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2012	2013
Assets

Current Assets:
Cash and cash equivalents	$38,876	$19,229
Short-term investments	5,223	1,492
Prepaid expenses and other current assets	417	415

Total current assets	44,516	21,136

Property and equipment, net	2,821	3,589
Other assets	60	60

Total Assets	$47,397	$24,785

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$656	$1,400
Accrued expenses and other current liabilities	1,537	2,080

Total current liabilities	2,193	3,480

Long-term liabilities	578	480

Total Liabilities	2,771	3,960

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Common stock — $0.0001 par value; 100,000,000 shares authorized; 33,132,203 and 33,270,053 shares issued and outstanding at December 31, 2012 and December 31, 2013, respectively	3	3
Class B common stock — $0.0001 par value; 25,000,000 shares authorized; no shares issued or outstanding	—	—
Undesignated preferred stock — $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	218,210	222,331
Deficit accumulated during the development stage	(173,587)	(201,509)

Total Stockholders’ Equity	44,626	20,825

Total Liabilities and Stockholders’ Equity	$47,397	$24,785

The accompanying notes are an integral part of these financial statements.

REVA Medical, Inc.

(a development stage company)

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

				Period from
				June 3, 1998
				(inception) to
	Year Ended December 31,			December 31,
	2011	2012	2013	2013

Operating Expense:
Research and development	$13,401	$15,822	$19,212	$122,756
General and administrative	7,695	8,043	8,731	44,661

Loss from operations	(21,096)	(23,865)	(27,943)	(167,417)

Other Income (Expense):
Interest income	188	92	30	1,405
Related party interest expense	—	—	—	(21,113)
Interest expense	—	—	—	(952)
Interest from amortization of notes payable premium	—	—	—	2,283
Gain on change in fair value of preferred stock rights and warrant liabilities	—	—	—	1,795
Loss on extinguishment of notes payable	—	—	—	(13,285)
Other expense	—	(3)	(9)	(52)

Net Loss	(20,908)	(23,776)	(27,922)	(197,336)
Cumulative dividends and deemed dividends on Series H convertible preferred stock	—	—	—	(10,695)

Net Loss Attributable to Common Stockholders	$(20,908)	$(23,776)	$(27,922)	$(208,031)

Net Loss Per Common Share:

Net loss per share, basic and diluted	$(0.64)	$(0.72)	$(0.84)

Shares used to compute net loss per share, basic and diluted	32,777,509	33,072,058	33,124,655

Comprehensive Loss:
Net Loss	$(20,908)	$(23,776)	$(27,922)	$(197,336)
Cumulative dividends and deemed dividends on Series H convertible preferred stock	—	—	—	(10,695)

Comprehensive Loss Attributable to Common Stockholders	$(20,908)	$(23,776)	$(27,922)	$(208,031)

The accompanying notes are an integral part of these financial statements.

REVA Medical, Inc.

(a development stage company)

Consolidated Statements of Cash Flows

(in thousands)

				Period from
				June 3, 1998
				(inception) to
	Year Ended December 31,			December 31,
	2011	2012	2013	2013

Cash Flows from Operating Activities:
Net loss	$(20,908)	$(23,776)	$(27,922)	$(197,336)
Non-cash adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	452	677	892	4,862
Loss (gain) on property and equipment disposal and impairment	(1)	1	1	586
Stock-based compensation	3,089	3,497	4,090	12,705
Interest on notes payable	—	—	—	8,562
Repayment premium on notes payable	—	—	—	11,100
Loss on change in fair value of preferred stock warrant liability	—	—	—	970
Gain on change in fair value of preferred stock rights liability	—	—	—	(2,765)
Loss on extinguishment of notes payable	—	—	—	13,285
Other non-cash expenses	28	80	18	168
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(148)	496	2	(415)
Other assets	(60)	—	—	(60)
Accounts payable	(224)	(218)	549	1,205
Accrued expenses and other current liabilities	375	522	525	1,982
Long-term liabilities	459	60	(98)	421

Net cash used for operating activities	(16,938)	(18,661)	(21,943)	(144,730)

Cash Flows from Investing Activities:
Purchases of property and equipment	(883)	(1,949)	(1,466)	(9,009)
Sales of property and equipment	6	—	—	167
Purchases of investments	(5,226)	(1,989)	(1,492)	(26,593)
Maturities of investments	—	1,992	5,223	25,101

Net cash provided by (used for) investing activities	(6,103)	(1,946)	2,265	(10,334)

Cash Flows from Financing Activities:
Proceeds from issuances of convertible preferred stock, net	—	—	—	68,917
Proceeds from issuances of common stock	33	322	31	85,319
Initial public offering costs, net	422	—	—	(8,068)
Proceeds from exercises of warrants	—	—	—	263
Repurchases of stock	—	—	—	(638)
Proceeds from issuances of notes payable	—	—	—	28,600
Repayments of notes payable	—	—	—	(100)

Net cash provided by financing activities	455	322	31	174,293

Net increase (decrease) in cash and cash equivalents	(22,586)	(20,285)	(19,647)	19,229
Cash and cash equivalents at beginning of period	81,747	59,161	38,876	—

Cash and Cash Equivalents at End of Period	$59,161	$38,876	$19,229	$19,229

Supplemental Cash and Non-Cash Information:
(also see Consolidated Statements of Stockholders’ Equity for non-cash transactions that arose upon our IPO in December 2010)
Cash paid for interest	$—	$—	$—	$126

Preferred stock issued upon conversion of notes payable	$—	$—	$—	$7,950

Property and equipment in accounts payable	$571	$99	$195	$195

The accompanying notes are an integral part of these financial statements.

REVA Medical, Inc.

(a development stage company)

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Period from June 3, 1998 (inception) to December 31, 2013

(in thousands, except share and per share amounts)

(page 1 of 3)

								Deficit	Total
								Accumulated	Stock-
	Convertible		Common Stock				Additional	During the	holders’
	Preferred Stock		Voting		Non-Voting		Paid-In	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

Common stock issued June 1998 to July 1999 for cash at $0.0001 to $0.67 per share	—	$—	2,452,088	$—	—	$—	$278	$—	$278
Net loss June 3, 1998 (inception) to November 30, 1999	—	—	—	—	—	—	—	(492)	(492)
Recapitalization of Company December 1999	—	—	—	—	—	—	(492)	492	—
Series A preferred stock issued December 1999 in exchange for common stock on a 1-for-1 basis upon recapitalization of Company	1,618,058	185	(1,618,058)	—	—	—	(185)	—	(185)
Series A and Series B preferred stock issued December 1999 for cash at $1.007 and $1.20 per share, respectively	1,029,833	1,197	—	—	—	—	—	—	—
Series C preferred stock issued July 2000 for cash at $1.97 per share	558,374	1,100	—	—	—	—	—	—	—
Series D preferred stock issued February 2001 for cash at $2.44 per share	819,673	2,000	—	—	—	—	—	—	—
Series E preferred stock issued June 2001 to February 2002 for cash at $6.12 per share	2,450,980	15,000	—	—	—	—	—	—	—
Series G-1 preferred stock issued October 2004 for cash at $9.86 per share	709,939	7,000	—	—	—	—	—	—	—
Issuance costs on Series G-1 preferred stock	—	(500)	—	—	—	—	—	—	—
Series G-1 preferred stock issued October 2004 upon conversion of notes payable and accrued interest at $9.86 per share	304,260	3,000	—	—	—	—	—	—	—
Series H preferred stock issued 2007 to 2010 for cash at $6.5066 per share	6,454,986	42,000	—	—	—	—	—	—	—
Issuance costs on Series H preferred stock	—	(100)	—	—	—	—	—	—	—
Series H preferred stock issued 2007 upon conversion of notes payable and accrued interest at $6.5066 per share	793,629	5,164	—	—	—	—	—	—	—
Value of rights in 2007 of possible future issuances of Series H preferred stock	—	(3,905)	—	—	—	—	—	—	—
Realized value of rights to possible future issuances of Series H preferred stock	—	1,140	—	—	—	—	—	—	—
Deemed dividends on Series H preferred stock	—	—	—	—	—	—	4,363	(4,363)	—
Cumulative dividends on Series H preferred stock at $0.3995 per share per year	—	6,332	—	—	—	—	(6,030)	(302)	(6,332)
Proceeds in June 2010 from Series H preferred stock escrow fund	—	484	—	—	—	—	—	—	—
Purchase for reissuance in March 2010 of Series H preferred stock and warrants to purchase 92,214 shares of common stock for cash at $0.99 per share	(461,071)	(550)	—	—	—	—	—	—	—
Reissuance in May 2010 of Series H preferred stock and warrants to purchase 92,214 shares of common stock for cash at $0.99 per share	461,071	550	—	—	—	—	—	—	—
Value of beneficial conversion feature on convertible notes payable	—	—	—	—	—	—	365	—	365
Fair value of warrants to purchase Series E and Series F preferred stock reclassified to long-term liability upon adoption of accounting pronouncement	—	—	—	—	—	—	(435)	—	(435)
Change in fair value of embedded conversion features of notes payable	—	—	—	—	—	—	12,243	—	12,243

(continued on page 2 of 3)

The accompanying notes are an integral part of these financial statements.

REVA Medical, Inc.

(a development stage company)

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Period from June 3, 1998 (inception) to December 31, 2013

(in thousands, except share and per share amounts)

(page 2 of 3)

								Deficit	Total
								Accumulated	Stock-
	Convertible		Common Stock				Additional	During the	holders’
	Preferred Stock		Voting		Non-Voting		Paid-In	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

(continued from page 1 of 3)
Fair value of warrants issued 2003 in connection with notes payable to purchase 82,805 shares of Series E preferred stock	—	—	—	—	—	—	315	—	315
Fair value of warrants issued 2004 in connection with notes payable to purchase 53,354 shares of Series F preferred stock	—	—	—	—	—	—	230	—	230
Fair value of warrants issued 2007 to 2010 in connection with Series H preferred stock to purchase 1,449,725 shares of common stock	—	(1,545)	—	—	—	—	1,545	—	1,545
Common stock issued December 1999 to October 2000 for cash at $0.10 to $0.20 per share	—	—	910,500	—	—	—	106	—	106
Common stock issued February 2001 to February 2010 upon exercise of stock options for cash at $0.10 to $1.40 per share	—	—	1,058,429	—	—	—	456	—	456
Common stock repurchased August 2000 for cash at $0.0001 per share	—	—	(189,500)	—	—	—	—	—	—
Non-voting common stock issued May 2001 for technology license valued at $0.25 per share	—	—	—	—	481,813	—	13	—	13
Non-voting common stock repurchased August 2004 for cash at $0.25 per share	—	—	—	—	(353,329)	—	(88)	—	(88)
Non-voting common stock vested July 2005	—	—	—	—	—	—	60	—	60
Non-cash distribution of assets to stockholders July 2002	—	—	—	—	—	—	(60)	—	(60)
Common stock issued December 2010 upon conversion of preferred convertible stock	(14,739,732)	(78,552)	14,929,713	1	—	—	78,551	—	78,552
Common stock issued December 2010 upon conversion of non-voting common stock	—	—	128,484	—	(128,484)	—	—	—	—
Common stock issued December 2010 upon conversion of long-term notes payable and accrued interest	—	—	5,638,778	1	—	—	28,664	—	28,665
Transfer of repayment premium on long-term notes payable in December 2010 upon conversion of notes	—	—	—	—	—	—	11,100	—	11,100
Common stock issued December 2010 upon exercise of warrants for cash at $3.28 to $6.5066 per share	—	—	49,535	—	—	—	263	—	263
Common stock issued December 2010 upon net exercise of warrants at $3.28 to $6.5066 per share	—	—	700,034	—	—	—	—	—	—
Transfer of preferred stock warrant liability in December 2010 upon exercise of warrants	—	—	—	—	—	—	1,770	—	1,770
Common stock issued December 2010 for cumulative dividends on Series H convertible preferred stock	—	—	973,227	—	—	—	—	—	—
Common stock issued December 2010 upon initial public offering at $10.9065 per share	—	—	7,727,273	1	—	—	84,277	—	84,278
Issuance costs of initial public offering	—	—	—	—	—	—	(8,490)	—	(8,490)
Stock-based compensation expense	—	—	—	—	—	—	2,028	—	2,028
Net loss December 1, 1999 (recapitalization) to December 31, 2010	—	—	—	—	—	—	—	(124,238)	(124,238)

Balance at December 31, 2010	—	$—	32,760,503	$3	—	$—	$210,847	$(128,903)	$81,947

(continued on page 3 of 3)

The accompanying notes are an integral part of these financial statements.

REVA Medical, Inc.

(a development stage company)

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Period from June 3, 1998 (inception) to December 31, 2013

(in thousands, except share and per share amounts)

(page 3 of 3)

								Deficit	Total
								Accumulated	Stock-
	Convertible		Common Stock				Additional	During the	holders’
	Preferred Stock		Voting		Non-Voting		Paid-In	Development	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

(continued from page 2 of 3)
Balance at December 31, 2010	—	$—	32,760,503	$3	—	$—	$210,847	$(128,903)	$81,947

Net loss and comprehensive loss	—	—	—	—	—	—	—	(20,908)	(20,908)
Common stock issued February through December upon exercise of stock options for cash at $0.25 to $1.40 per share	—	—	45,000	—	—	—	33	—	33
Restricted common stock issued in May under equity incentive plan	—	—	5,000	—	—	—	—	—	—
Refund of taxes withheld from initial public offering proceeds in December 2010	—	—	—	—	—	—	422	—	422
Stock-based compensation expense	—	—	—	—	—	—	3,089	—	3,089

Balance at December 31, 2011	—	$—	32,810,503	$3	—	$—	$214,391	$(149,811)	$64,583

Net loss and comprehensive loss	—	—	—	—	—	—	—	(23,776)	(23,776)
Common stock issued January through August upon exercise of stock options for cash at $0.61 to $1.40 per share	—	—	288,700	—	—	—	322	—	322
Restricted common stock issued in July under equity incentive plan	—	—	33,000	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	3,497	—	3,497

Balance at December 31, 2012	—	$—	33,132,203	$3	—	$—	$218,210	$(173,587)	$44,626

Net loss and comprehensive loss	—	—	—	—	—	—	—	(27,922)	(27,922)
Common stock issued May and November upon exercise of stock options for cash at $0.61 per share	—	—	50,350	—	—	—	31	—	31
Restricted common stock issued January and May under equity incentive plan	—	—	87,500	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	4,090	—	4,090

Balance at December 31, 2013	—	$—	33,270,053	$3	—	$—	$222,331	$(201,509)	$20,825

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

We are currently developing and testing a bioresorbable stent to treat vascular disease in humans. We do not yet have a product available for sale; our product(s) will become available following completion of required clinical studies with acceptable data and when, and if, we receive regulatory approval. During 2013 we enrolled 111 patients in a clinical trial of our current stent product; if the data from this trial is acceptable, we intend to apply for a European CE Marking, the regulatory approval that would allow us to commercialize the product.

In December 2010 we completed an initial public offering (the “IPO”) of our common stock in Australia. We issued 7,727,273 shares of common stock for net proceeds of $75.79 million; we registered this stock with the U.S. Securities and Exchange Commission (“SEC”) and, consequently, became an SEC filer. Our stock is traded in the form of CHESS Depository Interests (“CDIs”) on the Australian Securities Exchange (“ASX”); each share of our common stock is equivalent to ten CDIs. Our trading symbol is “RVA.AX.”

2.  Stage of Company, Capital Resources, and Basis of Presentation

Development Stage:  We are considered a “development stage” entity, as we have not yet generated revenues from the sale of products. We have been researching and developing new technologies and product applications and have conducted human clinical trials of our bioresorbable stent. We will continue as a development stage entity, including reporting “inception to-date” amounts and cumulative equity transactions, until such time, if any, as we generate revenue.

Capital Resources and Going Concern:  We have experienced recurring losses and negative cash flows from operating activities since our inception and, as of December 31, 2013, we had a deficit accumulated during the development stage of $201,509,000. Until we generate a level of revenue to support our cost structure, we expect to continue to incur substantial operating losses and net cash outflows. While we had cash and investments totaling $20,721,000 as of December 31, 2013, we do not believe these resources will be sufficient to meet our operating and capital needs through 2014.

We intend to fund our ongoing activities by utilizing our current cash and investments and by raising additional capital through equity or debt financings. There can be no assurance that the Company will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital, we may be compelled to reduce the scope of our operations and planned capital expenditures or sell certain assets, including intellectual property assets.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Given our current cash and investment balances and our planned operating activities, our recurring losses and negative cash flows from operating activities raise substantial doubt about our ability to continue as a going concern. Even if we are able to raise additional capital, we may never become profitable, or if we do attain profitable operations, we may not be able to sustain profitability and positive cash flows on a recurring basis.

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

REVA Medical, Inc.

(a development stage company)

Notes to Consolidated Financial Statements

2.  Stage of Company, Capital Resources, and Basis of Presentation (continued)

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

Reclassifications:  Certain prior year amounts within the consolidated statements of cash flows and within Note 5 Income Taxes have been reclassified to conform to the current year presentation. These reclassifications had no impact on the net decreases in cash and cash equivalents or the provision for income taxes as previously reported.

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

Impairment of Long-Lived Assets:  We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and exceeds its undiscounted future cash flows. The amount of impairment, if any, is determined by comparing an asset’s estimated fair value to the asset’s respective carrying amount. During the years ended December 31, 2011, 2012, and 2013 we determined there were no indications of asset impairment. During the period from June 3, 1998 (inception) through December 31, 2013, we recorded $502,000 in losses from impairment of long-lived assets.

Concentrations of Credit Risk:  Our financial instruments, which potentially subject us to concentration of credit risk, comprise cash, cash equivalents, and investments. We maintain our cash and cash equivalents in bank accounts, the balances of which generally exceed limits that are insured by the Federal Deposit Insurance Corporation. Our investments are held in custody by a large financial asset manager in the United States. Management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which the assets are held. Additionally, we maintain our cash and investments in accordance with our investment policy, which is designed to maintain safety and liquidity. We have not realized any losses in our investments and believe we are not exposed to significant credit risk related to our cash and cash equivalents.

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

We account for the uncertainty in income tax components based on tax positions taken or expected to be taken in a tax return. To recognize a benefit, a tax position must be more likely than not to be sustained upon examination by taxing authorities. We do not recognize tax benefits that have a less than 50 percent likelihood of being sustained. Our policy is to recognize interest and tax penalties related to unrecognized tax benefits in income tax expense; no interest or tax penalties on uncertain tax benefits have been recorded through December 31, 2013.

We are subject to taxation in U.S. and California jurisdictions. As of December 31, 2013, our tax years beginning December 1, 1999 remain subject to examination by taxing authorities.

Stock-Based Compensation:  We account for stock-based compensation by measuring and recognizing expense for all stock-based payments made to employees and directors based on estimated grant date fair values. We use the straight-line method to allocate compensation expense to reporting periods over each optionee’s requisite service period, which is generally the vesting period, and estimate the fair value of stock-based awards to employees and directors using the Black-Scholes option valuation model. The Black-Scholes model requires the input of assumptions, including volatility, the expected term, and the fair value of the underlying common stock on the date of grant, among other inputs. We record the option value to compensation expense based on the financial statement category for which an optionee’s services are rendered and cash compensation is recorded. We adjust stock-based compensation expense for estimated option forfeitures based on our five-year historical average of actual forfeitures.

We account for stock options issued to consultants as expense at their fair value over the related service period, as determined in accordance with authoritative guidance. We revalue the consultants’ stock options as they vest.

REVA Medical, Inc.

(a development stage company)

Notes to Consolidated Financial Statements

3.  Significant Accounting Policies (continued)

Foreign Currency:  The functional currency of our subsidiary REVA Germany GmbH is the Euro. Balance sheet accounts of our subsidiary are translated into United States dollars using the exchange rate in effect at the balance sheet date while expenses are translated using the average exchange rate in effect during the period. Gains and losses arising from translation of our subsidiary’s financial statements are recorded to other comprehensive income (loss). These gains and losses, in the aggregate, were insignificant through December 31, 2013.

Net Loss Per Common Share:  Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method and the if-converted method, as applicable. For purpose of this calculation, unvested restricted stock and stock options are considered to be common stock equivalents and are included in the calculation of diluted net loss per share only when their effect is dilutive.

During the year ended December 31, 2011, we excluded options to purchase common stock of 3,324,046 shares and during the years ended December 31, 2012 and 2013, we excluded options to purchase common stock of 3,300,039 and 3,901,316 shares, respectively, and excluded 17,648 and 96,347 shares, respectively, of restricted common stock from the computation of diluted net loss per share because including them would have been antidilutive.

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

We apply fair value accounting to our cash equivalents and investments. The fair values of our investments, determined from “Level 2” inputs were as follows:

REVA Medical, Inc.

(a development stage company)

Notes to Consolidated Financial Statements

3.  Significant Accounting Policies (continued)

	Cost	Gross Unrealized Losses	Fair Value
	(in thousands)

As of December 31, 2012:
Time deposits due in one year or less	$5,223	$(8)	$5,215

As of December 31, 2013:
Time deposits due in one year or less	$1,492	$(4)	$1,488

Financial Statement Components Discontinued upon IPO:  Concurrent with the completion of our Initial Public Offering in December 2010, all of our outstanding convertible preferred stock, non-voting common stock, notes payable, and accrued interest on notes payable converted to common stock. Additionally, all outstanding warrants were exercised for common stock, either through a cash payment to us or on a net exercise basis. We also issued common stock for cumulative dividends on our Series H convertible preferred stock. Those debt and equity instruments, including accounting for warrant liabilities, note and warrant valuations, and deemed and cumulative dividends, had no effect on our financial statements after December 2010.

Recent Accounting Pronouncements:  In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-11 (“ASU 2013-11”), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years beginning after December 15, 2013. We intend to adopt this guidance at the beginning of 2014; we do not believe the adoption of this standard will have a material impact on our financial position, results of operations or related financial statement disclosures.

4.  Balance Sheet Details

	December 31,
	2012	2013
	(in thousands)
Property and equipment:
Furniture, office equipment, and software	$569	$656
Laboratory equipment	3,816	4,896
Leasehold improvements	1,838	2,305

	6,223	7,857
Accumulated depreciation and amortization	(3,402)	(4,268)

	$2,821	$3,589

Accrued expenses and other current liabilities:
Accrued salaries and other employee costs	$1,123	$1,371
Accrued operating expenses	288	560
Accrued use taxes and other	126	149

	$1,537	$2,080

REVA Medical, Inc.

(a development stage company)

Notes to Consolidated Financial Statements

5.  Income Taxes

We have reported net losses for all periods through December 31, 2013; therefore, no provision for income taxes has been recorded. The following table provides the reconciliation between income taxes computed at the federal statutory rate and our provision for income taxes:

	Year Ended December 31,
	2011	2012	2013
	(in thousands)

Federal income taxes at 34%	$(7,109)	$(8,084)	$(9,493)
State income taxes, net of federal benefit	(1,219)	(1,363)	(1,553)
Research and development credits	(828)	(240)	(1,425)
Stock-based compensation expense	133	131	191
Increase in valuation allowance	8,079	59,186	11,622
Reinstatement of deferred tax assets for net operating loss and tax credit carryover deferred tax assets	—	(50,311)	—
Expiration of state net operating losses	—	673	677
Other	944	8	(19)

Provision for income taxes	$—	$—	$—

Our deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2012	2013
	(in thousands)
Deferred Tax Assets:
Net operating loss carryforwards	$52,895	$61,629
Research and development credits	4,853	6,277
Stock-based compensation expense	2,749	4,182
Depreciation	177	230
Accrued operating expenses	—	12
Other	327	293

	61,001	72,623
Valuation Allowance	(61,001)	(72,623)

Net Deferred Income Taxes	$—	$—

At December 31, 2013 we had aggregate federal and California state net operating loss carryforwards of approximately $158,916,000 and $132,037,000, respectively, which may be available to offset future taxable income for income tax purposes. The federal net operating loss carryforwards begin to expire in 2019 and the California carryforwards begin to expire in 2014, with $7,712,000 expiring in 2014.

At December 31, 2013, we also had federal and California state research tax credit carryforwards of approximately $5,278,000 and $4,684,000, respectively. The federal carryforwards begin to expire in 2020 and the California carryforwards have no expiration.

REVA Medical, Inc.

(a development stage company)

Notes to Consolidated Financial Statements

5.  Income Taxes (continued)

A total of $267,000 of the federal and California net operating loss relates to excess tax benefits generated from stock compensation that will be recorded as an increase to additional paid-in capital if, and when, realized.

Under Internal Revenue Code (“IRC”) Sections 382 and 383, annual use of our net operating loss and research tax credit carryforwards to offset taxable income may be limited based on cumulative changes in ownership. An analysis of the impact of this provision from December 1, 1999 through December 31, 2013 has been performed and it was determined that, although ownership changes had occurred, the carryovers should be available for utilization by the Company before they expire, provided we generate sufficient future taxable income. Based on the results of this analysis, in the prior year, we reinstated the deferred tax assets arising from the net operating loss and tax credit carryforwards, with a corresponding increase to the valuation allowance for the year ended December 31, 2012. Future ownership changes could result in further limitations and may impact the realizability of these loss and credit carryforwards in future periods.

At December 31, 2013, we had deferred tax assets of $72,623,000 primarily comprising net operating loss and research tax credit carryforwards. We have established a valuation allowance against our deferred tax assets due to the uncertainty surrounding the Company’s ability to generate future taxable income to realize those assets. The change in the valuation allowance for the years ending December 31, 2012 and 2013 was $59,187,000 and $11,622,000, respectively.

We recognize a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition at the effective date to be recognized. At December 31, 2013, the unrecognized tax benefits recorded were approximately $2,490,000. We do not anticipate a significant change in the unrecognized tax benefits within the next 12 months.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for 2012 and 2013, excluding interest and penalties, is as follows:

	December 31,
	2012	2013
	(in thousands)

Balance at Beginning of Year	$—	$1,954
Additions for tax positions (prior years)	1,833	167
Additions for tax positions (current year)	121	369

Balance at End of Year	$1,954	$2,490

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

On January 1, 2013, an additional 993,966 shares were added, resulting in a total of 6,545,884 shares reserved under the Plan as of December 31, 2013.

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

Option activity under the Plan is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Options	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term (years)	Value

Balance at December 31, 2010	3,016,800	$5.96
Granted	401,000	$13.70
Cancelled	(73,800)	$4.62
Exercised	(40,000)	$0.79

Balance at December 31, 2011	3,304,000	$6.99
Granted	544,000	$5.95
Cancelled	(9,300)	$12.64
Exercised	(288,700)	$1.11

Balance at December 31, 2012	3,550,000	$7.30
Granted	589,500	$5.36
Cancelled	(42,500)	$2.00
Exercised	(50,350)	$0.61

Balance at December 31, 2013	4,046,650	$7.15	7.17	$3,290,000

Vested at December 31, 2013	2,738,501	$7.07	5.38	$3,267,000

Vested and Expected to Vest at December 31, 2013	4,014,994	$7.03	6.34	$3,289,000

REVA Medical, Inc.

(a development stage company)

Notes to Consolidated Financial Statements

6.  Stock-Based Compensation (continued)

The unvested portion of outstanding options as of December 31, 2013 has vesting dates scheduled through 2017. Following is the vesting activity under the Plan for the year ended December 31, 2013:

		Weighted
		Average
	Options	Grant Date
	Outstanding	Fair Value

Unvested Options at December 31, 2012	1,471,925	$5.16
Granted	589,500	$2.95
Vested	(747,443)	$5.13
Forfeited	(5,833)	$3.77

Unvested Options at December 31, 2013	1,308,149	$4.20

We awarded 33,000 and 87,500 shares of restricted stock during the years ended December 31, 2012 and 2013, respectively, all of which vest at the rate of 25 percent annually on each award anniversary date.

No tax benefits arising from stock-based compensation have been recognized in the consolidated statements of operations through December 31, 2013.

Stock Options and Restricted Stock to Employees:  We account for option grants and restricted stock awards to employees based on the estimated fair values on the date of grant or award, with the resulting stock-based compensation recorded over the vesting period on a straight-line basis. We include non-employee directors as employees for this purpose.

Expense recorded for employee options and awards under the Plan is as follows:

	Year Ended December 31,
	2011	2012	2013
	(in thousands)

Research and development	$688	$832	$1,069
General and administrative	2,452	2,647	2,965

Total stock-based compensation	$3,140	$3,479	$4,034

At December 31, 2013, we had approximately $4,587,000 of total unrecognized compensation costs related to unvested employee options that are expected to be recognized over a weighted average period of 1.51 years.

The fair value of options granted was estimated using the following weighted-average assumptions:

	Year Ended December 31,
	2011	2012	2013

Risk-free interest rate	2.68%	1.03%	1.38%
Expected volatility of common stock	63.9%	62.1%	60.1%
Expected life in years	6.25	6.25	6.25
Dividend yield	0%	0%	0%

REVA Medical, Inc.

(a development stage company)

Notes to Consolidated Financial Statements

6.  Stock-Based Compensation (continued)

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

A summary of the grant date fair value and intrinsic value information of options granted to employees is as follows:

	Year Ended December 31,
	2011	2012	2013
	(in thousands, except per share data)

Weighted average grant date fair value per share	$8.35	$3.43	$2.95
Intrinsic value of options exercised	$249	$1,392	$231
Total fair value of options vested during period	$3,140	$3,802	$3,809

Stock Options to Consultants:  We account for stock options granted to consultants at their fair value. Under this method, the fair value is estimated at each reporting date during the vesting period using the Black-Scholes option-pricing model. The resulting stock-based compensation is recorded over the consultant’s service period. No options were issued to consultants during 2011 or 2012;  options to purchase 100,000 shares of common stock were granted to consultants in October 2013. The fair value of these awards was determined with the following assumptions:  Assumed risk-free interest rate of 1.2 to 3.0 percent; assumed volatility of 59 to 62 percent; expected option life of 5.7 to 9.8 years; and, expected dividend yield of zero percent. The total fair value of consultant options vested during 2011, 2012 and 2013 was $57,000, $42,000 and $40,000, respectively. The weighted average fair value of unvested consultant options at December 31, 2011, 2012, and 2013 was estimated to be $5.24, $4.37, and $2.84 per share, respectively, based on the following assumptions:

	Year Ended December 31,
	2011	2012	2013

Risk-free interest rate	1.62%	1.18%	2.96%
Expected volatility of common stock	62.1%	62.1%	59.4%
Expected life – years	7.71	6.71	9.45
Dividend yield	0.0%	0.0%	0.0%

Consultant stock-based compensation expense, or income if the fair value declined in a reporting period, is recorded to the financial statement line item for which the optionee’s services are rendered. Expense or (income) recorded for consultant stock options under the Plan is as follows:

	Year Ended December 31,
	2011	2012	2013
	(in thousands)

Research and development	$(51)	$18	$9
General and administrative	—	—	47

Total stock-based compensation	$(51)	$18	$56

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

7.  Retirement Plan

In 2003 we adopted a qualified 401(k) profit sharing plan (the “401(k) Plan”) for the benefit of our employees. Employees are eligible to participate in the 401(k) Plan the month following hire and may defer up to the maximum allowed under IRS regulations, on an annual basis. We are required to match 25 percent of an employee’s deferral amount, up to a maximum of four percent of the employee’s compensation. We may, at our discretion, make additional contributions. Employees are immediately vested in the employer matching contributions. Our contributions to the 401(k) Plan were $40,000, $46,000, $52,000, and $309,000 for the years ended December 31, 2011, 2012, and 2013 and for the period from June 3, 1998 through December 31, 2013, respectively.

8.  Commitments and Contingencies

We have licensed certain patents and other intellectual property rights related to the composition and coating of our bioresorbable stent and our other biomaterial products. Terms of these licenses include provisions for royalty payments on any future sales of products, if any, utilizing this technology, with provisions for minimum royalties once product sales begin. The amount of royalties varies depending upon type of product, use of product, stage of product, location of sale, and ultimate sales volume, and ranges from a minimum of approximately $25 per unit to a maximum of approximately $100 per unit sold, with license provisions for escalating minimum royalties that could be as high as $2.2 million per year. Additionally, in the event we sublicense the technology and receive certain milestone payments, the licenses require that up to 40 percent of the milestone amount be paid to the licensors. Additional terms of the technology licenses include annual licensing payments of $175,000 until the underlying technology has been commercialized. Terms of the licenses also include other payments to occur during commercialization that could total $950,000, payment of $350,000 upon a change in control of ownership, payments of up to $300,000 annually to extend filing periods related to certain technology, and payment of patent filing, maintenance, and defense fees. The license terms remain in effect until the last patent expires.

In connection with our development activities, we periodically enter into contracts with consultants and vendors. These contracts are generally cancelable with 30 days’ written notice. As of December 31, 2013, the minimum future payments on these contracts totaled approximately $227,000.

We currently lease our office and lab facilities under a non-cancelable operating lease that expires in January 2018. The lease contains fixed annual escalations, an option for a five-year extension, leasehold improvement allowances and credits of $523,000, and rent abatements of $136,000. We record rent expense on a straight-line basis over the life of the lease; the difference between average rent expense and cash payments for rent is recorded as a deferred liability. As of December 31, 2013, our deferred rent totaled $578,000, of which $98,000 was classified as a current liability. We recorded rent expense of $502,000, $636,000, $666,000, and $4.75 million for the years ended December 31, 2011, 2012, and 2013 and for the period from June 3, 1998 (inception) through December 31, 2013, respectively.

REVA Medical, Inc.

(a development stage company)

Notes to Consolidated Financial Statements

8.  Commitments and Contingencies (continued)

Future minimum payments under the lease as of December 31, 2013 are as follows:

Minimum
Payment
(in thousands)

2014	$625
2015	645
2016	690
2017	711
2018	60

Total minimum lease payments	$2,731

9.  Related Parties

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

10.  Selected Quarterly Financial Information (unaudited)

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

	Quarter Ended				Year Ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	(in thousands, except per share amounts)

2012:
Loss from operations	$(5,721)	$(5,950)	$(5,849)	$(6,345)	$(23,865)
Net loss	(5,698)	(5,915)	(5,834)	(6,329)	(23,776)
Net loss per common share, basic and diluted	$(0.17)	$(0.18)	$(0.18)	$(0.19)	$(0.72)

2013:
Loss from operations	$(6,343)	$(6,666)	$(7,182)	$(7,752)	$(27,943)
Net loss	(6,331)	(6,647)	(7,191)	(7,753)	(27,922)
Net loss per common share, basic and diluted	$(0.19)	$(0.20)	$(0.22)	$(0.23)	$(0.84)

INDEX TO EXHIBITS

Filed
Exhibit		with this Form	Incorporated by Reference
Number	Description of Exhibits	10-K	Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation		S-1/A	333-168852	10/22/2010
3.2	Amended and Restated Bylaws		S-1/A	333-168852	10/22/2010
4.1	Form of Stock Certificate		S-1/A	333-168852	11/12/2010
4.2	Form of Amended and Restated Investors’ Rights Agreement, by and among REVA Medical, Inc. and the holders of our preferred stock set forth therein		S-1/A	333-168852	11/12/2010
10.1	Telecom Business Center Business Lease between FSP Telecom Business Center Limited Partnership and REVA Medical, Inc. dated December 18, 2001		S-1	333-168852	08/13/2010
10.2	First Amendment to Telecom Business Center Business Lease between FSP Telecom Business Center Limited Partnership and REVA Medical, Inc. dated January 3, 2005		S-1	333-168852	08/13/2010
10.3	Second Amendment to Telecom Business Center Business Lease between ARI Commercial Properties, Inc. and REVA Medical, Inc. dated February 18, 2006		S-1	333-168852	08/13/2010
10.4	Third Amendment to Telecom Business Center Business Lease between ARI Commercial Properties, Inc. and REVA Medical, Inc. dated December 14, 2006		S-1	333-168852	08/13/2010
10.5	Fourth Amendment to Telecom Business Center Business Lease between ARI Commercial Properties, Inc. and REVA Medical, Inc. dated May 7, 2008		S-1	333-168852	08/13/2010
10.6

Fifth Amendment to Telecom Business Center Business Lease between ARI Commercial Properties, Inc. and REVA Medical, Inc. dated for reference purposes only as of August 28, 2011, executed and delivered on November 21, 2011

			8-K	000-54192	11/23/2011
10.7	Distribution Option Agreement, dated December 7, 2007, by and between REVA Medical, Inc. and Boston Scientific Corporation		S-1/A	333-168852	10/22/2010
10.8	First Amendment to Distribution Option Agreement, dated February 12, 2014, by and between REVA Medical, Inc. and Boston Scientific Corporation	X
10.9	Exclusive License Agreement Number 2 between Rutgers, The State University of New Jersey and REVA Medical, Inc. dated July 1, 2010**		S-1/A	333-168852	09/21/2010
10.10	Royalty and License Agreement between Integra/LifeSciences Corporation and REVA Medical, Inc. dated February 2, 2004**		S-1/A	333-168852	09/21/2010
10.11	2001 Stock Option/Stock Issuance Plan*		S-1	333-168852	08/13/2010
10.12	Form of Stock Option Agreement*		S-1	333-168852	08/13/2010
10.13	Form of Addendum to Stock Option Agreement*		S-1	333-168852	08/13/2010
10.14	2010 Equity Incentive Plan*		S-1/A	333-168852	10/22/2010
10.15	Form of Stock Option Agreement*		S-1/A	333-168852	11/12/2010
10.16	Form of Stock Option Agreement entered into with Robert Thomas and Anne Keating*		S-1/A	333-168852	11/12/2010
10.17	Form of Director and Officer Indemnification Agreement*		S-1	333-168852	08/13/2010
10.18	Employment Agreement, dated July 1, 2010, by and between REVA Medical, Inc. and Robert B. Stockman*		S-1/A	333-168852	10/22/2010
10.19	Employment Agreement, dated October 21, 2010, by and between REVA Medical, Inc. and Robert Schultz*		S-1/A	333-168852	11/12/2010
10.20	Employment Agreement, dated October 21, 2010, by and between REVA Medical, Inc. and Katrina Thompson*		S-1/A	333-168852	11/12/2010
10.21	Form of CDI Subscription Application for non U.S. investors		S-1/A	333-168852	11/12/2010
10.22	Form of CDI Subscription Application for U.S. investors		S-1/A	333-168852	11/12/2010
10.23	Form of Escrow Deed between REVA Medical, Inc. and Computershare Investor Services Pty Limited		S-1/A	333-168852	10/22/2010
10.24	Director Compensation	X

INDEX TO EXHIBITS

Filed
Exhibit		with this Form	Incorporated by Reference
Number	Description of Exhibits	10-K	Form	File No.	Date Filed
10.25	Employment Agreement, dated February 22, 2011, by and between REVA Medical, Inc. and Jeffrey Anderson*	X
21.1	List of Subsidiaries		S-1	333-168852	08/13/2010
23.1	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X
32.1 (1)	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X
99.1	Section 13 of the ASX Settlement Rules		S-1/A	333-168852	10/22/2010
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

*	Management Compensatory Plan or Arrangement

**	Confidential treatment has been granted with respect to certain portions of this exhibit.

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