Form 10-Q
period 2014-03-31
REVA Medical, Inc.
filed 2014-05-08
CIK 1496268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

As of May 1, 2014, a total of 33,459,203 shares of the registrant’s Common Stock, $0.0001 par value per share, were outstanding.

REVA MEDICAL, INC.

FORM 10-Q — QUARTERLY REPORT

For the Quarter Ended March 31, 2014

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

Trademarks

The names ReZolve® and FantomTM are trademarked by us. All other trademarks, trade names, and service marks appearing in this report are the property of their respective owners. Use or display by us of other parties’ trademarks, trade dress, or products is not intended to and does not imply a relationship with, or endorsement or sponsorship of, us by the trademark or trade dress owner.

i

PART I.  FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

REVA Medical, Inc.

(a development stage company)

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,	March 31,
	2013	2014
		(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$19,229	$13,032
Short-term investments	1,492	994
Prepaid expenses and other current assets	415	353
Total Current Assets	21,136	14,379
Property and equipment, net	3,589	3,422
Other assets	60	60
Total Assets	$24,785	$17,861

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$1,400	$880
Accrued expenses and other current liabilities	2,080	1,674
Total Current Liabilities	3,480	2,554
Long-term liabilities	480	446
Total Liabilities	3,960	3,000

Commitments and Contingencies (Note 5)

Stockholders’ Equity:
Common stock — $0.0001 par value; 100,000,000 shares authorized; 33,270,053 and 33,459,203 shares issued and outstanding at December 31, 2013 and March 31, 2014 respectively	3	3
Class B common stock — $0.0001 par value; 25,000,000 shares authorized; no shares issued or outstanding	—	—
Undesignated preferred stock — $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	222,331	223,643
Deficit accumulated during the development stage	(201,509)	(208,785)
Total Stockholders’ Equity	20,825	14,861
Total Liabilities and Stockholders’ Equity	$24,785	$17,861

The accompanying notes are an integral part of these financial statements.

REVA Medical, Inc.

(a development stage company)

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

			Period from
			June 3, 1998
	Three Months Ended		(inception) to
	March 31,		March 31,
	2013	2014	2014

Operating Expense:
Research and development	$4,197	$4,879	$127,635
General and administrative	2,146	2,393	47,054
Loss from operations	(6,343)	(7,272)	(174,689)

Other Income (Expense):
Interest income	12	3	1,408
Related party interest expense	—	—	(21,113)
Interest expense	—	—	(952)
Interest from amortization of notes payable premium	—	—	2,283
Change in fair value of preferred stock rights and warrant liabilities	—	—	1,795
Loss on extinguishment of notes payable	—	—	(13,285)
Other expense	—	(7)	(59)
Net Loss	(6,331)	(7,276)	(204,612)
Cumulative dividends and deemed dividends on Series H convertible preferred stock	—	—	(10,695)
Net Loss Attributable to Common Stockholders	$(6,331)	$(7,276)	$(215,307)

Net Loss Per Common Share:
Net loss per share, basic and diluted	$(0.19)	$(0.22)
Shares used to compute net loss per share, basic and diluted	33,097,953	33,339,779

Comprehensive Loss:
Net loss	$(6,331)	$(7,276)	$(204,612)
Cumulative dividends and deemed dividends on Series H convertible preferred stock	—	—	(10,695)
Comprehensive Loss Attributable to Common Stockholders	$(6,331)	$(7,276)	$(215,307)

The accompanying notes are an integral part of these financial statements.

REVA Medical, Inc.

(a development stage company)

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

			Period from
			June 3, 1998
	Three Months Ended		(inception) to
	March 31,		March 31,
	2013	2014	2014
Cash Flows from Operating Activities:
Net loss	$(6,331)	$(7,276)	$(204,612)
Non-cash adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	194	264	5,126
Loss on property and equipment disposal and impairment	1	—	586
Stock-based compensation	982	1,142	13,847
Interest on notes payable	—	—	8,562
Repayment premium on notes payable	—	—	11,100
Loss on change in fair value of preferred stock warrant liability	—	—	970
Gain on change in fair value of preferred stock rights liability	—	—	(2,765)
Loss on extinguishment of notes payable	—	—	13,285
Other non-cash expenses	5	5	173
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	61	62	(353)
Other assets	—	—	(60)
Accounts payable	(51)	(401)	804
Accrued expenses and other current liabilities	(256)	(411)	1,571
Long-term liabilities	(29)	(34)	387
Net cash used for operating activities	(5,424)	(6,649)	(151,379)
Cash Flows from Investing Activities:
Purchases of property and equipment	(154)	(216)	(9,225)
Sales of property and equipment	—	—	167
Purchases of investments	—	—	(26,593)
Maturities of investments	2,737	498	25,599
Net cash provided by (used for) investing activities	2,583	282	(10,052)
Cash Flows from Financing Activities:
Proceeds from issuances of convertible preferred stock, net of costs	—	—	68,917
Proceeds from issuances of common stock	—	170	85,489
Initial public offering costs	—	—	(8,068)
Proceeds from exercises of warrants	—	—	263
Repurchases of stock	—	—	(638)
Proceeds from issuances of notes payable	—	—	28,600
Repayments of notes payable	—	—	(100)
Net cash provided by financing activities	—	170	174,463
Net increase (decrease) in cash and cash equivalents	(2,841)	(6,197)	13,032
Cash and cash equivalents at beginning of period	38,876	19,229	—

Cash and cash equivalents at the end of period	$36,035	$13,032	$13,032

Supplemental Cash and Non-Cash information:
Cash paid for interest	$—	$—	$126
Non-cash conversions of notes payable, accrued interest, note premiums and discounts, preferred stock, non-voting common stock, preferred warrants, and common warrants upon initial public offering in December 2010	$—	$—	$120,349
Property and equipment in accounts payable	$44	$76	$76

The accompanying notes are an integral part of these financial statements

REVA Medical, Inc.

(a development stage company)

Notes to Consolidated Financial Statements

(Unaudited)

1.  Background, Basis of Presentation, and Going Concern

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

We are currently developing and testing a bioresorbable stent to treat vascular disease in humans. We do not yet have a product available for sale; our product(s) will become available following completion of required clinical studies with acceptable data and when, and if, we receive regulatory approval. We initiated the first human clinical trial of our bioresorbable stent during 2007, enrolled 26 patients in a second clinical trial between December 2011 and July 2012, and enrolled 112 patients in a third trial between March 2013 and January 2014.

During the first quarter of 2014, we announced our plans to focus on a stent with a unibody design that is made from our proprietary bioresorbable polymer. If our development and testing progress as planned, we anticipate initiating a clinical trial with this new stent by the end of 2014. Concurrent with the first quarter announcement, we made an approximate 45 percent reduction in headcount on March 26, 2014 and reduced other overhead costs. The offers of severance we made in connection with the reductions approximated $415,000, which included related payroll taxes. We recorded $237,000 as research and development and $178,000 as general and administrative expense as of March 31, 2014 for the severance offers and expect to make the related payouts during the second quarter of 2014. We did not incur any other expenses in connection with the change in development focus and headcount reductions. As of March 31, 2014, we had 47 continuing employees.

Basis of Presentation:  We have prepared the accompanying consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting of interim financial information and, therefore, certain information and footnote disclosures normally included in annual financial statements have been omitted. Accordingly, these interim financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and with the audited financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Our consolidated financial statements include the accounts of REVA and our wholly owned subsidiary. All intercompany transactions and balances, if any, have been eliminated in consolidation. The consolidated balance sheet as of March 31, 2014, the consolidated statements of operations and comprehensive loss and of cash flows for the three months ended March 31, 2013 and 2014 and the period from June 3, 1998 (inception) through March 31, 2014 are unaudited. The interim financial statements have been prepared on the same basis as our annual financial statements and, in our opinion, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair statement of the results of these interim periods have been included. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any other interim period.

Development Stage:  We are considered a “development stage” enterprise, as we have not yet generated revenue from the sale of products. Although we have been researching and developing new technologies and product applications and are conducting clinical trials of our bioresorbable stents, we do not anticipate having a product available for sale until we receive regulatory approval to commercialize in Europe (“CE Marking”) or other regulatory approval, which we expect will be mid-2016 at the earliest. Until revenue is generated from a saleable product, we expect to continue to incur substantial operating losses and experience significant net cash outflows.

REVA Medical, Inc.

(a development stage company)

Notes to Consolidated Financial Statements

(Unaudited)

1.  Background, Basis of Presentation, and Going Concern (continued)

Capital Resources:  We had cash and investments totaling $14,026,000 as of March 31, 2014, which we believe will be sufficient to fund our operating and capital needs into the first quarter of 2015 but not through March 31, 2015. We intend to raise additional capital in 2014 through equity or debt financings. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital, we may be compelled to further reduce the scope of our operations and planned capital expenditures or sell certain assets, including our intellectual property assets.

Going Concern:  The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Given our current cash and investment balances and our planned operating activities, our recurring losses and negative cash flows from operating activities raise substantial doubt about our ability to continue as a going concern. Even if we are able to raise additional capital, we may never become profitable, or if we do attain profitable operations, we may not be able to sustain profitability and positive cash flows on a recurring basis.

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

Reclassifications:  Certain prior year amounts within the consolidated statements of cash flows have been reclassified to conform to the current year presentation. These reclassifications had no impact on the net decreases in cash and cash equivalents as previously reported.

Recent Accounting Pronouncements:   During the three months ended March 31, 2014, we adopted Accounting Standards Update No. 2013-11 (“ASU 2013-11”), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The adoption of ASU 2013-11 did not have an effect on our financial position, results of operations, or related financial statement disclosures.

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

Our marketable security investment balances, grouped as time deposits, are as follows:

	Cost	Gross Unrealized Losses	Fair Value
	(in thousands)
As of December 31, 2013:
Time deposits due in one year or less	$1,492	$(4)	$1,488

As of March 31, 2014:
Time deposits due in one year or less	$994	$(1)	$993

REVA Medical, Inc.

(a development stage company)

Notes to Consolidated Financial Statements

(Unaudited)

2.  Balance Sheet Details (continued)

Property and Equipment and Accrued Expenses:  Components of our property and equipment and accrued expenses and other current liabilities are as follows:

	December 31,	March 31,
	2013	2014
	(in thousands)
Property and equipment:
Furniture, office equipment, and software	$656	$665
Laboratory equipment	4,896	4,949
Leasehold improvements	2,305	2,339
	7,857	7,953
Accumulated depreciation and amortization	(4,268)	(4,531)
	$3,589	$3,422

Accrued expenses and other current liabilities:
Accrued salaries and other employee costs	$1,371	$434
Accrued severance costs	—	415
Accrued operating expenses	560	670
Accrued use taxes and other	149	155
	$2,080	$1,674

3.  Income Taxes

We have reported net losses for all periods through March 31, 2014; therefore, no provision for income taxes has been recorded since our inception. The net operating loss carryforwards arising from our net losses may be available to offset future taxable income for income tax purposes; however, under Internal Revenue Code (“IRC”) Sections 382 and 383, use of the net operating loss carryforwards, as well as our research tax credit carryforwards, may be limited based on cumulative changes in ownership. We have established a valuation allowance against our net deferred tax assets due to the uncertainty surrounding the realization of those assets and we, therefore, have no deferred asset or liability balance for any reporting period. We periodically evaluate the recoverability of the deferred tax assets and, when it is determined that it is more-likely-than-not that the deferred tax assets are realizable, the valuation allowance will be reduced. Due to our valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

4.  Stock-Based Compensation

The Plan: Our 2010 Equity Incentive Plan was a follow-on to our 2001 Stock Option/Stock Issuance Plan and the two plans are collectively referred to as the “Plan.” The Plan provides for restricted stock awards as well as for grants of incentive and non-qualified stock options for purchase of our common stock at a price per share equal to the closing market price on the date of grant. The number of shares reserved for issuance under the Plan may be increased annually by up to three percent of the outstanding stock of the Company and on January 1, 2014, an additional 998,101 shares were reserved for issuance under the Plan. An aggregate of 7,443,635 shares are reserved for issuance under the Plan as of March 31, 2014. The term of the options granted under the Plan may not exceed ten years. The majority of options granted prior to 2010 vest over five years, with 20 percent vesting on each annual anniversary of the vesting commencement date. Beginning in 2010, with the adoption of the 2010 Equity Incentive Plan, the option grants vest over four years, with 25 percent vesting on the one-year anniversary of the vesting commencement date and 75 percent in equal monthly installments thereafter. All vesting is subject to continued service to the Company. All of our stock options are exercisable at any time but, if exercised, are subject to a lapsing right of repurchase by us at the exercise price until fully vested.

REVA Medical, Inc.

(a development stage company)

Notes to Consolidated Financial Statements

(Unaudited)

4.  Stock-Based Compensation (continued)

The Plan (continued): Option activity under the Plan is as follows:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Balance at December 31, 2012	3,550,000	$7.30
Granted	589,500	$5.36
Cancelled	(42,500)	$2.00
Exercised	(50,350)	$0.61
Balance at December 31, 2013	4,046,650	$7.15
Granted	562,000	$3.80
Cancelled	(24,855)	$5.32
Exercised	(189,150)	$0.90
Balance at March 31, 2014	4,394,645	$7.00

During July 2012, January 2013, and May 2013 we awarded 33,000 shares, 40,000 shares, and 47,500 shares, respectively, of restricted stock; 25 percent of each award vests on each annual anniversary date of the award.

No tax benefits arising from stock-based compensation have been recognized in the consolidated statements of operations and comprehensive loss through March 31, 2014.

Stock Options and Restricted Stock to Employees:  We account for option grants and restricted stock awards to employees based on their estimated fair values on the date of grant or award, with the resulting stock-based compensation recorded over the vesting period on a straight-line basis. We include non-employee directors as employees for this purpose. Stock-based compensation arising from employee options and awards under the Plan is as follows:

	Three Months Ended March 31,
	2013	2014
	(in thousands)
Research and development	$268	$288
General and administrative	707	778
Total stock-based compensation	$975	$1,066

The fair value of options granted was estimated using the following weighted-average assumptions:

	Three Months Ended March 31,
	2013	2014

Risk-free interest rate	1.27%	2.27%
Expected volatility of common stock	60.1%	59.3%
Expected life in years	6.25	6.25
Dividend yield	0%	0%

REVA Medical, Inc.

(a development stage company)

Notes to Consolidated Financial Statements

(Unaudited)

4.  Stock-Based Compensation (continued)

Stock Options and Restricted Stock to Employees (continued):  The assumed risk-free interest rate was based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected life of the option. The assumed volatility was calculated from the historical market prices of a selected group of publicly traded companies considered to be our peers; we use peer group data due to the fact that we have limited historical trading data. The expected option life was calculated using the simplified method under the accounting standard for stock compensation and a ten-year option expiration; we use the simplified method because we do not yet have adequate history as a public company to establish a reasonable expected life. The expected dividend yield of zero reflects that we have not paid cash dividends since inception and do not intend to pay cash dividends in the foreseeable future. The options granted to employees during the three months ended March 31, 2014 had a weighted average grant date fair value of $2.17.

The fair value of our restricted stock awards is calculated using the closing market price on the date of award.

The aggregate intrinsic value of options exercised during the three months ended March 31, 2014 was $557,000. There were no options exercised during the three months ended March 31, 2013.

Stock Options to Consultants:  We account for stock options granted to consultants at their fair value. Under this method, the fair value is estimated at each reporting date during the vesting period using the Black-Scholes option-pricing model. The resulting stock-based compensation expense, or income if the fair value declines in a reporting period, is recorded over the consultant’s service period. Options to purchase 110,000 shares of common stock were granted to consultants during the three months ended March 31, 2014. No options were granted to consultants during the three months ended March 31, 2013. Stock-based compensation expense or (income) arising from consultant options granted under the Plan is as follows:

	Three Months Ended March 31,
	2013	2014
	(in thousands)
Research and development	$7	$79
General and administrative	—	(3)
Total stock-based compensation	$7	$76

The weighted-average fair value of unvested consultant options at March 31, 2013 and 2014 was estimated to be $4.54 and $0.73 per share, respectively, based on the following weighted-average assumptions:

	March 31,
	2013	2014
Risk-free interest rate	1.24%	2.68%
Expected volatility of common stock	60.1%	59.3%
Expected life in years	6.46	9.45
Dividend yield	0%	0%

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

6.  Net Loss Per Common Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method and the if-converted method, as applicable. For purpose of this calculation, common stock options and restricted stock subject to forfeiture are considered to be common stock equivalents and are included in the calculation of diluted net loss per share only when their effect is dilutive. For the three months ended March 31, 2013 and 2014, common stock options totaling 3,745,500 and 4,293,388 shares, respectively, and restricted stock subject to forfeiture totaling 68,472 shares and 103,694 shares, respectively, were excluded from the computation of diluted net loss per share because including them would have been antidilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q and with our consolidated financial statements and the related notes thereto that are contained in our Annual Report on Form 10-K for the year ended December 31, 2013. In addition to historical information, the following discussion and analysis includes forward-looking statements that involve risks, uncertainties, and assumptions. Forward-looking statements are all statements other than statements of historical facts, such as those statements regarding the projected timing and plans to complete clinical and regulatory evaluations, projected timing of our receipt of regulatory approvals and commencement of commercial sales, projected timing and plans to develop pipeline products, anticipated future net losses from operations, projected timing and objectives for future financing transactions, and anticipated cash and capital requirements.

We caution readers that forward-looking statements are not guarantees of future performance and actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” in our Form 10-K for the year ended December 31, 2013. Investors are cautioned that many of the assumptions on which our forward-looking statements are based are likely to change after our forward-looking statements are made. Further, we may make changes to our business plans that could or will affect our results. We caution investors that we do not intend to update our forward-looking statements more frequently than quarterly notwithstanding any changes in our assumptions, changes in our business plans, our actual experience, or other changes, and we undertake no obligation to update any forward-looking statements.

Overview

We are a development stage medical device company working toward commercialization of our proprietary technologies to provide minimally invasive medical devices for treatment of conditions in the human body. Since the inception of our company in 1998, our efforts have been concentrated on the development of a stent for use in coronary applications. We currently are in the later stages of developing and clinically testing bioresorbable drug-eluting coronary stents. We refer to bioresorbable stents as “scaffolds” because they are not permanent devices like metal stents. In a clinical use, a scaffold is implanted by an interventional cardiologist during a minimally invasive surgery to a coronary artery location with a delivery catheter system. Our scaffolds are designed to offer full x-ray visibility, clinically relevant sizing, and a controlled and safe resorption rate.

Our stent products have not yet been approved for sale and will require extensive clinical testing and regulatory approval before they can be sold and generate any revenue. In 2007, we enrolled patients in a small clinical study that proved the viability of our stent technology while confirming the areas needing further development. We have been developing and advancing our technology in both its design and polymer composition since that study and have undertaken significant laboratory and preclinical testing that has shown the technology to be safe and effective across various models. Between December 2011 and July 2012, we enrolled 26 patients in Brazil and Europe in a clinical study of our ReZolve scaffold to evaluate its safety and performance; primary evaluations occur at one, six, and 12 months following implant and we follow the patients for a total of five years. Between March 2013 and January 2014, we enrolled 112 patients in Australia, Brazil, Europe, and New Zealand in a clinical study of our ReZolve2 scaffold; primary patient evaluations occur at one, six, nine, and/or 12 months following implant and we will follow these patients for a total of five years.

While we have ongoing clinical studies with our ReZolve family of scaffolds, we are continuing development of our “next” generation scaffolds. In March 2014 we announced that our efforts for the remainder of 2014 will be focused on our FantomTM scaffold. Fantom combines our proprietary polymer with a unibody design to produce a bioresorbable scaffold that will have the benefits of a metal stent, but that will be metabolized and completely cleared from the body over time. We currently plan to initiate a clinical study with Fantom in late 2014. We will enroll up to 125 patients in Brazil and Europe, plan primary evaluations to occur at one and six months following implant, and will follow the patients for a total of five years. Following receipt of data from the primary evaluations, we plan to apply for regulatory approval to commercialize in Europe (or “CE Marking”), which we expect will be mid-2016.

Concurrent with, and as a result of, our announcement to focus on Fantom, we made an approximate 45 percent reduction in headcount and reduced other overhead costs. As of March 31, 2014, we had 47 continuing employees, a significant number of whom are degreed professionals and six of whom are PhDs. We leverage our internal expertise with contract research and preclinical laboratories, catheter manufacturing, and other outside services as needed.

In order to produce quantities of our scaffolds large enough to accommodate commercial needs, when that time arrives, we will need to scale-up our manufacturing processes and expand our capabilities to allow for such things as additional scaffold sizes. Additionally, we will need to develop and establish a sales and distribution network to facilitate sales of our scaffold. We have developed strategies and detailed plans for commercial manufacturing and for sales and marketing and will implement such plans as we approach our application for CE Marking.

We perform all of our research and development activities from our location in San Diego, California. We have three clean rooms and multiple engineering and chemistry labs at our facility, which is also our corporate and administrative office. We are ISO certified to the medical device standard 13485:2012 and intend to maintain the certification to support our commercialization plans.

We have invented, co-invented, and in-licensed a portfolio of proprietary technologies. Our design-related technologies have been invented by our employees and consultants and our materials-related technologies have been either invented by our employees or licensed from, or co-invented with, Rutgers, The State University of New Jersey. We consider our patent portfolio to be significant and have invested considerable time and funds to develop and maintain it. We intend to continue to maintain and add to our patent portfolio.

We have not yet developed a product to a saleable stage and we have not, therefore, generated any product or other revenues. Our development efforts have been funded with a variety of capital received from angel investors, venture capitalists, strategic partners, hedge funds, and the proceeds from our IPO completed in December 2010. Since our inception, we have received approximately $154.0 million in equity proceeds and $28.5 million from issuance of notes payable (such notes payable were converted to common stock upon our IPO in December 2010). As of March 31, 2014, we had approximately $14.0 million in cash and investments available for operations. We have incurred substantial losses since our inception; as of March 31, 2014, we had accumulated a deficit of approximately $208.8 million. We believe our existing cash and investments at March 31, 2014 will be sufficient to meet our anticipated cash requirements into the first quarter of 2015, but not through March 31, 2015.

The above circumstances raise substantial doubt about our ability to continue as a going concern. We are placing significant effort into completing a financing during the second quarter of 2014 that would provide adequate capital resources to allow us to obtain data from our clinical trials and apply for the CE Marking. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital, we may be compelled to further reduce the scope of our operations and planned capital expenditures or sell certain assets, including intellectual property assets.

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

Key Components of our Results of Operations

Since we are still in a pre-revenue stage and our activities are focused on further developing and testing our bioresorbable coronary scaffold with the goal of commercially selling it, as well as performing ongoing research and tests to determine the feasibility of other product possibilities, our operating results primarily consist of research and development expenses and general and administrative expenses.

Research and Development Expenses:  Our research and development expenses arise from a combination of internal and external costs. Our internal costs primarily consist of employee salaries and benefits, facility and other overhead expenses, and engineering and other supplies that we use in our labs for prototyping, testing, and producing our stents and other product possibilities. Our external costs primarily consist of contract research, engineering and polymer consulting, polymer lasing costs, catheter system and anti-restenotic drug purchases, preclinical and clinical study expenses, and license fees paid for the technology underlying our polymer materials.

All research and development costs are expensed when incurred. Through March 31, 2014, we have incurred approximately $127.6 million in research and development expenses since our inception, which represents approximately 73 percent of our cumulative operating expenses. The level of our research and development activities increased in 2013 and the first quarter of 2014 as we initiated and completed  enrollment in our ReZolve2 human clinical study, developed our commercialization plans and began initial scale-up activities, and began development of our Fantom scaffolds. Following our announcement in March 2014 to focus on Fantom, which resulted in a reduction in research and development personnel of approximately 46 percent, we expect our research and development expenses to decrease during the remainder of 2014, as compared to the first quarter, then to increase in 2015 as we enroll patients in our next clinical study and prepare for commercialization.

General and Administrative Expenses:  Our general and administrative expenses consist primarily of salaries and benefits for our executive officers and administrative staff, corporate office and other overhead expenses, legal expenses including patent filing and maintenance costs, audit and tax fees, investor relations and other public company costs, and travel expenses. Although our patent portfolio is one of our most valuable assets, we record legal costs related to patent development, filing, and maintenance as expense when the costs are incurred since the underlying technology associated with these assets is purchased or incurred in connection with our research and development efforts and the future realizable value cannot be determined. Through March 31, 2014, we have incurred approximately $47.1 million in general and administrative expenses since our inception, which represents approximately 27 percent of our cumulative operating expenses. We anticipate that we will continue to invest in patents at similar levels as we have in the past. Following our announcement in March 2014 to focus on Fantom, which included a reduction of general and administrative personnel of approximately 44 percent, we expect our general and administrative expenses to decrease slightly during the remainder of 2014, as compared to the first quarter. We expect to expand our corporate infrastructure in 2015 to prepare for commercial sales of our products, which will increase our selling, marketing, general and administrative expenses accordingly.

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

Preclinical and Clinical Study Costs:  We expense research and development costs as incurred. Our preclinical and clinical study costs are incurred on a contract basis and generally span several accounting periods. Our preclinical studies generally range from 30 days to six months, with certain studies lasting up to six years. The majority of expenses for our preclinical studies occur upon study initiation, with maintenance and interim evaluation expenses occurring during the remainder of the study. Our clinical studies call for patient follow-up during a five-year period. A majority of expenses associated with our clinical studies occur upon patient enrollment; unless there is a medical complication, immaterial expenses will also occur upon periodic follow-up procedures. We record costs incurred under these preclinical and clinical study contracts as the work occurs and make payments according to contractual terms. Until a contract is completed, we estimate the amount of work performed and accrue for estimated costs that have been incurred but not paid. As actual costs become known, we adjust our accruals. We expect our preclinical study activity to increase in the second half of 2014, as compared to the first quarter, and expect our clinical expense to increase when we begin enrolling patients in the Fantom clinical study. We expect to make estimates as to the work performed throughout the terms of these studies. As these costs increase, if our estimates are inaccurate, possible material changes to our accruals could be required, which could materially affect our results of operations within any fiscal period. To date, there have been no material changes in our preclinical and clinical study expense estimates, including our estimates for accrued clinical costs.

Stock-Based Compensation:  We recognize stock-based compensation expense in connection with stock option grants to employees, directors, and consultants and restricted stock awards to employees. For grants and awards to employees and directors, we determine the amount of compensation expense by estimating the fair value of the option or stock on the date of grant or award, and then amortize that fair value on a straight-line basis over the period the recipient provides service, which generally is four or five years, and record the expense as either research and development expense or general and administrative expense based on the recipient’s work classification. We estimate the fair value by using the Black-Scholes option pricing model. For the model inputs, we use the fair value of the underlying common stock, a risk-free interest rate that corresponds to the expected life of the option, an expected option life of 6.25 years, and an estimate of volatility based on the market trading prices of comparative peer companies. Additionally, we reduce the amount of recorded compensation expense to allow for potential forfeitures of the options; the forfeiture rate is based on our actual historical forfeitures and has ranged from approximately 2.4 percent to 5.3 percent. For options granted to consultants, we estimate the fair value at the date of grant and at each subsequent accounting date and record compensation expense based on the fair value during the service period of the consultant, which is generally a four- or five-year vesting period. We estimate the fair value by using the Black-Scholes option pricing model with the same approach to inputs and assumptions as we use to estimate the fair value of options granted to employees, except we use the remaining term as the expected life of the option. As a result of our use of estimates, if factors change and we use different assumptions, the amount of our stock-based compensation expense could be materially different in the future. We expect to continue granting options at levels similar to that in 2013 and the first quarter of 2014. While we awarded restricted stock in 2012 and 2013, we have not awarded any in 2014 and do not plan to do so for the remainder of the year. Accordingly, we do not expect a significant change in the amount of our stock-based compensation.

Results of Operations

During 2013, our operating activities focused on testing, preparing, and enrolling patients with our ReZolve2 scaffold. During the first quarter of 2014, our activities primarily related to validation of the ReZolve2 scaffold and initial development of our Fantom scaffolds. Additionally, in 2013 we developed our commercialization plan and initiated work on production scale-up, including testing of advanced polymers, designs, and delivery systems. In late March 2014 we announced that our efforts for the remainder of 2014 will be focused on our Fantom scaffold and in connection with this announcement, we made an approximate 45 percent reduction in headcount on March 26, 2014. Following are discussions of our first quarter 2014 results as compared to our first quarter 2013 results.

Comparison of the Three Months Ended March 31, 2013 and 2014

Our operating results for the three-month periods indicated are as follows (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2013	2014	$	%
Research and development expense	$4,197	$4,879	$682	16%
General and administrative expense	$2,146	$2,393	$247	12%
Interest income	$12	$3	$(9)	(75)%
Other expense	$—	$(7)	$7	100%

Research and development expense increased $682,000, or 16 percent, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily due to costs arising from the reduction in headcount during March 2014 and increased activity to support our ReZolve2 scaffold commercialization plan. We recorded $237,000 for severance benefits and related payroll taxes during the first quarter of 2014 as a result of the headcount reduction. Other personnel costs increased a net $189,000 primarily due to increases in stock compensation expense from continuing grants of options to employees and outside consultants and an approximate seven percent increase in engineering and operations headcount, offset by decreases in incentive compensation program costs. Preclinical study costs increased $189,000 primarily from work to finalize study data for a ReZolve2 CE Mark application. Depreciation expense increased $67,000 primarily due to the addition of lab space and production equipment in 2013. Engineering consulting costs decreased $83,000 as non-recurring outsourced projects related to manufacturing processes were not repeated in 2014. The remainder of the change in research and development expense between periods is due to other individually immaterial items.

General and administrative expense increased $247,000, or 12 percent, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Increases included $178,000 for severance benefits and payroll taxes upon the headcount reduction in March 2014, $116,000 in costs related to our International Managing Director who was hired May 1, 2013, and $69,000 as a result of stock-based compensation programs. Decreases included $50,000 in non-recurring ASX fees and investor relations advice. The remainder of the change in general and administrative expenses between periods resulted from other individually immaterial items.

Interest income decreased $9,000 for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily as a result of lower cash and investable balances on which interest is earned.

Our other income and expense primarily arises from foreign currency exchange rates fluctuation following purchases of goods or services from foreign suppliers and is immaterial.

Liquidity and Capital Resources

Sources of Liquidity

We are considered a “development stage” enterprise, as we have not yet generated revenues from the sale of products. Our development efforts have been funded with a variety of capital received from angel investors, venture capitalists, strategic partners, hedge funds, and our IPO that was completed in December 2010. Since our inception, we have received approximately $154.0 million in equity proceeds and $28.5 million from issuance of notes payable (such notes payable were converted to common stock upon our IPO in December 2010). As of March 31, 2014, we had approximately $14.0 million in cash and investments available for operations. We have incurred substantial losses since our inception; as of March 31, 2014, we had accumulated a deficit of approximately $208.8 million.

The above circumstances raise substantial doubt about our ability to continue as a going concern. We are placing significant effort into completing a financing during the second quarter of 2014 that would provide adequate capital resources to allow us to obtain data from our clinical trials and apply for the CE Marking. Our objective is to raise between $20 million and $25 million, to be funded in one or more financing transactions. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital, we may be compelled to further reduce the scope of our operations and planned capital expenditures or sell certain assets, including intellectual property assets.

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

Cash Flows

Our cash flows for the periods indicated are as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2013	2014
Net cash used for operating activities	$(5,424)	$(6,649)
Net cash provided by investing activities	2,583	282
Net cash provided by financing activities	—	170
Net decrease in cash and cash equivalents	$(2,841)	$(6,197)

Net Cash Flow from Operating Activities

Net cash used for operating activities during the first three months of 2013 primarily comprises the net loss of $6.3 million. A total of $275,000 was due to the net changes in operating assets and liabilities. Non-cash expenses included $194,000 of depreciation and amortization, $982,000 of stock-based compensation, and $5,000 of other expenses.

Net cash used for operating activities during the first three months of 2014 primarily comprises the net loss of $7.3 million. A total of $784,000 was due to the net changes in operating assets and liabilities. Non-cash expenses included $264,000 of depreciation and amortization, $1,142,000 of stock-based compensation, and $5,000 of other expenses.

Net Cash Flow from Investing Activities

Net cash provided by investing activities during the first three months of 2013 consisted of $2,737,000 in receipts upon the maturity of short-term investments, offset by $154,000 in purchases of lab and other equipment.

Net cash provided by investing activities during the first three months of 2014 consisted of $498,000 in receipts upon the maturity of short-term investments, offset by $216,000 in purchases of lab and other equipment.

Net Cash Flow from Financing Activities

Cash provided by financing activities during the first three months of 2014 resulted solely from issuances of common stock upon the exercise of employee and consultant stock options.

Operating Capital and Capital Expenditure Requirements

To date, we have not commercialized any products. We do not anticipate generating any revenue unless and until we successfully receive CE Marking or other regulatory approval for and begin selling, or licensing, one of our products. We anticipate that we will continue to incur substantial net losses until at least through 2015 as we continue our development work, conduct and complete preclinical and clinical trials, expand our corporate infrastructure, and prepare for the potential commercial launch of our products.

We believe our existing cash and investments at March 31, 2014 will be sufficient to meet our anticipated cash requirements into the first quarter of 2015, but not through March 31, 2015. As described above, we are placing significant effort into completing a financing during the second quarter of 2014 that would provide adequate capital to allow us to obtain data from our clinical trials and apply for a CE Mark on our Fantom scaffold. There can be no assurance we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital, we may be compelled to further reduce the scope of our operations and planned capital expenditures or sell certain assets, including intellectual property assets. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. For example, we will need to raise additional funds in order to build a sales force and commercialize our products. Any such additional capital, if and when needed, may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay, or eliminate some or all of our planned clinical trials, research, development, and commercialization activities, which could materially harm our business.

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

Because of the numerous risks and uncertainties associated with the development of medical devices, such as our Fantom scaffolds, we are unable to estimate the exact amounts of, or timing of, capital outlays and operating expenditures necessary to complete development, continue ongoing preclinical studies, conduct human clinical trials, and successfully deliver a commercial product to market. Our current financing efforts are based on current requirements; any future funding requirements will depend on many factors, including, but not limited to:

•            the time and effort it will take to successfully complete development of our Fantom scaffold;

•            the scope, enrollment rate, and costs of the Fantom human clinical trials;

•            the time and effort it will take to identify, develop, and scale-up manufacturing processes;

•            the time and effort needed to develop and implement infrastructure to support commercial operations;

•            the cost to file and prosecute, as well as defend and enforce, our patents and intellectual property rights;

•            the scope of research and development for any of our other product opportunities;

•            the terms and timing of any collaborative, licensing, or other arrangements that we may establish;

•            the requirements, cost, and timing of regulatory approvals;

•            the cost and timing of establishing sales, marketing, and distribution capabilities;

•            the cost to establish clinical and commercial supplies of our products;

•            the availability of reimbursement or private pay (or other) options for commercial sales;

•            the amount of time needed to collect accounts receivables following sales; and,

•            the effect of competing technological and market developments.

Future capital requirements will also depend on the extent to which we acquire or invest in businesses, products, and technologies, although we currently have no plans or commitments relating to any of these types of transactions.

Contractual Obligations, Commitments, and Contingencies

The following table summarizes our outstanding contractual obligations as of March 31, 2014 (dollars in thousands):

	Payments Due by Period
	< 1 Year	1-3 Years	3-5 Years	Total
Operating lease obligations	$630	$1,344	$596	$2,570
Purchase obligations	228	27	—	255
Total contractual obligations	$858	$1,371	$596	$2,825

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risks during the quarter ended March 31, 2014.

Interest Rate Sensitivity

Our cash and short-term investments of $14.0 million as of March 31, 2014 consisted of cash and time deposits that will be used for working capital purposes. We have the positive intent and ability to hold our investments to maturity. We do not enter into investments for trading or speculative purposes. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of interest rates in the U.S. Because of the short durations to maturity of our investments and our positive intent and ability to hold them to maturity, we do not believe we have any material exposure to changes in their fair values as a result of changes in interest rates.

Foreign Currency Risk

To date, our purchases from foreign suppliers and consultants have been minimal and have been denominated primarily in the currencies of Australia and the European Union. As our clinical studies expand we will have increased exposure to foreign currency exchange rate fluctuations. We do not enter into foreign currency hedging transactions. Although our German subsidiary is non-operational, its functional currency is the Euro; accordingly, the effects of exchange rate fluctuations on the net assets of the subsidiary are accounted for as translation gains or losses, a component of Comprehensive Loss. These translations adjustments have been immaterial to our consolidated financial statements through March 31, 2014. A change of ten percent or more in foreign currency exchange rates of the Australian dollar or the Euro would have a material impact on our financial position and results of operations if we continue or increase our purchases denominated in these currencies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

We may from time to time become subject to various claims and legal actions during the ordinary course of our business. We are not party to any legal proceedings at the date of filing of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Our business is subject to various risks, including those described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which we strongly encourage you to review. There have been no material changes during the three months ended March 31, 2014, from the risk factors disclosed in Item 1A of our Form 10-K.

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

•            $40.0 million for research and development activities;

•            $10.0 million for clinical trials;

•            $4.0 million for commercial infrastructure, including manufacturing capacity expansion; and,

•            the balance for working capital and other general corporate purposes.

We continue to operate our Company generally within these expected amounts and they represent our ongoing intentions based upon our present plans and business condition. The amounts and timing of our actual future expenditures may vary significantly and will depend upon numerous factors, including the timing and success of our clinical trials. We plan to commence clinical trials in the U.S. after we commercialize our product under a European CE Marking. Due to the regulatory requirements in the U.S. that require a study with a large number of patients, we anticipate needing additional funding in order to carry out the U.S. clinical trials.

Pending its use, we invest excess cash in accordance with our investment policy, which allows short- and long-term interest-bearing obligations, investment grade instruments, certificates of deposit, or guaranteed obligations of the U.S. government.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

REVA Medical, Inc.

Date: May 8, 2014	/s/ Robert B. Stockman
Robert B. Stockman
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2014	/s/ Katrina L. Thompson
Katrina L. Thompson
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Filed
Exhibit		with this Form	Incorporated by Reference
Number	Description of Exhibits	10-Q	Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation		S-1/A	333-168852	10/22/2010
3.2	Amended and Restated Bylaws		S-1/A	333-168852	10/22/2010
4.1	Form of Stock Certificate		S-1/A	333-168852	11/12/2010
4.2	Form of Amended and Restated Investors’ Rights Agreement, by and among REVA Medical, Inc. and the holders of our preferred stock set forth therein		S-1/A	333-168852	11/12/2010
10.1	First Amendment to Distribution Option Agreement, dated February 12, 2014, by and between REVA Medical, Inc. and Boston Scientific Corporation		10-K	000-54192	3/17/2014
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X
32.1 *	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X
99.1	Section 13 of the ASX Settlement Rules		S-1/A	333-168852	10/22/2010
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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