Form 10-Q
period 2014-06-30
REVA Medical, Inc.
filed 2014-08-07
CIK 1496268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

As of August 1, 2014, a total of 33,459,203 shares of the registrant’s Common Stock, $0.0001 par value per share, were outstanding.

REVA MEDICAL, INC.

FORM 10-Q — QUARTERLY REPORT

For the Quarter Ended June 30, 2014

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

PART I.  FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

REVA Medical, Inc.

(a development stage company)

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,	June 30,
	2013	2014
		(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$19,229	$8,979
Short-term investments	1,492	745
Prepaid expenses and other current assets	415	317
Total Current Assets	21,136	10,041
Property and equipment, net	3,589	3,210
Other assets	60	60
Total Assets	$24,785	$13,311

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$1,400	$702
Accrued expenses and other current liabilities	2,080	1,127
Total Current Liabilities	3,480	1,829
Long-term liabilities	480	412
Total Liabilities	3,960	2,241

Commitments and Contingencies (Note 5)

Stockholders’ Equity:
Common stock — $0.0001 par value; 100,000,000 shares authorized; 33,270,053 and 33,459,203 shares issued and outstanding at December 31, 2013 and June 30, 2014 respectively	3	3
Class B common stock — $0.0001 par value; 25,000,000 shares authorized; no shares issued or outstanding	—	—
Undesignated preferred stock — $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	222,331	224,685
Deficit accumulated during the development stage	(201,509)	(213,618)
Total Stockholders’ Equity	20,825	11,070
Total Liabilities and Stockholders’ Equity	$24,785	$13,311

The accompanying notes are an integral part of these financial statements.

REVA Medical, Inc.

(a development stage company)

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

					Period from
					June 3, 1998
	Three Months Ended		Six Months Ended		(inception) to
	June 30,		June 30,		June 30,
	2013	2014	2013	2014	2014
Operating Expense:
Research and development	$4,582	$2,973	$8,779	$7,852	$130,608
General and administrative	2,084	1,859	4,230	4,252	48,913
Loss from operations	(6,666)	(4,832)	(13,009)	(12,104)	(179,521)

Other Income (Expense):
Interest income	7	2	19	5	1,410
Related party interest expense	—	—	—	—	(21,113)
Interest expense	—	—	—	—	(952)
Interest from amortization of notes payable premium	—	—	—	—	2,283
Change in fair value of preferred stock rights and warrant liabilities	—	—	—	—	1,795
Loss on extinguishment of notes payable	—	—	—	—	(13,285)
Other income (expense)	12	(3)	12	(10)	(62)
Net Loss	(6,647)	(4,833)	(12,978)	(12,109)	(209,445)
Cumulative dividends and deemed dividends on Series H convertible preferred stock	—	—	—	—	(10,695)
Net Loss Attributable to Common Stockholders	$(6,647)	$(4,833)	$(12,978)	$(12,109)	$(220,140)

Net Loss Per Common Share:
Net loss per share, basic and diluted	$(0.20)	$(0.14)	$(0.39)	$(0.36)
Shares used to compute net loss per share, basic and diluted	33,114,941	33,361,259	33,106,494	33,350,578

Comprehensive Loss:
Net loss	$(6,647)	$(4,833)	$(12,978)	$(12,109)	$(209,445)
Cumulative dividends and deemed dividends on Series H convertible preferred stock	—	—	—	—	(10,695)
Comprehensive Loss Attributable to Common Stockholders	$(6,647)	$(4,833)	$(12,978)	$(12,109)	$(220,140)

The accompanying notes are an integral part of these financial statements.

REVA Medical, Inc.

(a development stage company)

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

			Period from
			June 3, 1998
	Six Months Ended		(inception) to
	June 30,		June 30,
	2013	2014	2014
Cash Flows from Operating Activities:
Net loss	$(12,978)	$(12,109)	$(209,445)
Non-cash adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	401	525	5,387
Loss on property and equipment disposal and impairment	1	—	586
Stock-based compensation	2,008	2,184	14,889
Interest on notes payable	—	—	8,562
Repayment premium on notes payable	—	—	11,100
Loss on change in fair value of preferred stock warrant liability	—	—	970
Gain on change in fair value of preferred stock rights liability	—	—	(2,765)
Loss on extinguishment of notes payable	—	—	13,285
Other non-cash expenses	9	10	178
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	53	98	(317)
Other assets	—	—	(60)
Accounts payable	149	(506)	699
Accrued expenses and other current liabilities	(171)	(963)	1,019
Long-term liabilities	(58)	(68)	353
Net cash used for operating activities	(10,586)	(10,829)	(155,559)

Cash Flows from Investing Activities:
Purchases of property and equipment	(522)	(338)	(9,347)
Sales of property and equipment	—	—	167
Purchases of investments	—	—	(26,593)
Maturities of investments	3,235	747	25,848
Net cash provided by (used for) investing activities	2,713	409	(9,925)

Cash Flows from Financing Activities:
Proceeds from issuances of convertible preferred stock, net of costs	—	—	68,917
Proceeds from issuances of common stock	19	170	85,489
Initial public offering costs	—	—	(8,068)
Proceeds from exercises of warrants	—	—	263
Repurchases of stock	—	—	(638)
Proceeds from issuances of notes payable	—	—	28,600
Repayments of notes payable	—	—	(100)
Net cash provided by financing activities	19	170	174,463
Net increase (decrease) in cash and cash equivalents	(7,854)	(10,250)	8,979
Cash and cash equivalents at beginning of period	38,876	19,229	—

Cash and cash equivalents at the end of period	$31,022	$8,979	$8,979

Supplemental Cash and Non-Cash information
Cash paid for interest	$—	$—	$126
Non-cash conversions of notes payable, accrued interest, note premiums and discounts, preferred stock, non-voting common stock, preferred warrants, and common warrants upon initial public offering in December 2010	$—	$—	$120,349
Property and equipment purchases in accounts payable at end of period	$430	$3	$3

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

During the first quarter of 2014, we announced our plans to focus on a stent with a unibody design that is made from our proprietary bioresorbable polymer. Our development and testing are progressing as planned and we anticipate initiating a clinical trial with this new stent by the end of 2014. Concurrent with the first quarter announcement, we made an approximate 45 percent reduction in headcount on March 26, 2014 and reduced other overhead costs. The offers of severance we made in connection with the reductions approximated $415,000 including related payroll taxes, of which $237,000 was recorded as research and development and $178,000 as general and administrative expense as of March 31, 2014. The payouts of severances were made during the second quarter of 2014. We did not incur any other expenses in connection with the change in development focus and headcount reductions.

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

Our consolidated financial statements include the accounts of REVA and our wholly owned subsidiary. All intercompany transactions and balances, if any, have been eliminated in consolidation. The consolidated balance sheet as of June 30, 2014, the consolidated statements of operations and comprehensive loss and of cash flows for the three and six months ended June 30, 2013 and 2014 and the period from June 3, 1998 (inception) through June 30, 2014 are unaudited. The interim financial statements have been prepared on the same basis as our annual financial statements and, in our opinion, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair statement of the results of these interim periods have been included. The results of operations for the six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any other interim period.

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

(a development stage company)

Notes to Consolidated Financial Statements

(Unaudited)

1.  Background, Basis of Presentation, and Going Concern (continued)

Capital Resources:  We had cash and investments totaling $9,724,000 as of June 30, 2014, which we believe will be sufficient to fund our operating and capital needs into the first quarter of 2015. We intend to raise additional capital in 2014 through equity or debt financings. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital, we may be compelled to further reduce the scope of our operations and planned capital expenditures or sell certain assets, including our intellectual property assets.

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

Recent Accounting Pronouncements:  Effective January 1, 2014, we adopted Accounting Standards Update No. 2013-11 (“ASU 2013-11”), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The adoption of ASU 2013-11 did not have an effect on our financial position, results of operations, or related financial statement disclosures.

In April 2014 ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, was issued and in June 2014 ASU 2014-10, Development Stage Entities:  Elimination of Certain Financial Reporting Requirements” was issued. ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures for certain other disposals that do not meet the definition of a discontinued operation. ASU 2014-10 removes financial reporting distinction between development stage entities and other reporting entities. Both these ASUs are effective for REVA beginning January 1, 2015; we do not expect their implementations to have an effect on our financial position or results of operations, but do expect that upon implementation of ASU 2014-10 we will no longer provide “inception to date” disclosures in our financial statements and the related notes thereto.

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

REVA Medical, Inc.

(a development stage company)

Notes to Consolidated Financial Statements

(Unaudited)

2.  Balance Sheet Details (continued)

Investments (continued):  Our marketable security investment balances, consisting only of time deposits, are as follows:

	Cost	Gross Unrealized Losses	Fair Value
	(in thousands)
As of December 31, 2013:
Time deposits due in one year or less	$1,492	$(4)	$1,488

As of June 30, 2014:
Time deposits due in one year or less	$745	$—	$745

Property and Equipment and Accrued Expenses:  Components of our property and equipment and accrued expenses and other current liabilities are as follows:

	December 31,	June 30,
	2013	2014
	(in thousands)
Property and equipment:
Furniture, office equipment, and software	$656	$666
Laboratory equipment	4,896	4,992
Leasehold improvements	2,305	2,344
	7,857	8,002
Accumulated depreciation and amortization	(4,268)	(4,792)
	$3,589	$3,210

Accrued expenses and other current liabilities:
Accrued salaries and other employee costs	$1,371	$316
Accrued operating expenses	560	701
Accrued use taxes and other	149	110

	$2,080	$1,127

3.  Income Taxes

We have reported net losses for all periods through June 30, 2014; therefore, no provision for income taxes has been recorded since our inception. The net operating loss carryforwards arising from our net losses may be available to offset future taxable income for income tax purposes; however, under Internal Revenue Code (“IRC”) Sections 382 and 383, use of the net operating loss carryforwards, as well as our research tax credit carryforwards, may be limited based on cumulative changes in ownership. We have established a valuation allowance against our net deferred tax assets due to the uncertainty surrounding the realization of those assets and we, therefore, have no deferred asset or liability balance for any reporting period. We periodically evaluate the recoverability of the deferred tax assets and, when it is determined that it is more-likely-than-not that the deferred tax assets are realizable, the valuation allowance will be reduced. Due to our valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

REVA Medical, Inc.

(a development stage company)

Notes to Consolidated Financial Statements

(Unaudited)

4.  Stock-Based Compensation

The Plan: Our 2010 Equity Incentive Plan, as amended, was a follow-on to our 2001 Stock Option/Stock Issuance Plan and the two plans are collectively referred to as the “Plan.” The Plan provides for restricted stock awards as well as for grants of incentive and non-qualified stock options for purchase of our common stock at a price per share equal to the closing market price on the date of grant. The number of shares reserved for issuance under the Plan may be increased annually by up to three percent of the outstanding stock of the Company and on January 1, 2014, an additional 998,101 shares were reserved for issuance under the Plan. An aggregate of 7,351,835 shares are reserved for issuance under the Plan as of June 30, 2014. The term of options granted under the Plan may not exceed ten years. Options granted prior to 2010 generally vested over five years, with 20 percent vesting on each annual anniversary of the vesting commencement date. Beginning in 2010, a majority of the options granted vest over four years, with 25 percent vesting on the one-year anniversary of the vesting commencement date and 75 percent in equal monthly installments thereafter. A total of 75,000 options granted in May 2014 provide for vesting over a one-year period, with 25 percent vesting on each three-month anniversary from date of grant. All vesting is subject to continued service to the Company. All of our stock options are exercisable at any time but, if exercised, are subject to a lapsing right of repurchase by us until fully vested, at the exercise price.

Option activity under the Plan is as follows:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Balance at December 31, 2012	3,550,000	$7.30
Granted	589,500	$5.36
Cancelled	(42,500)	$2.00
Exercised	(50,350)	$0.61
Balance at December 31, 2013	4,046,650	$7.15
Granted	637,000	$3.53
Cancelled	(48,531)	$5.84
Exercised	(189,150)	$0.90
Balance at June 30, 2014	4,445,969	$6.91

During July 2012, January 2013, and May 2013 we awarded 33,000 shares, 40,000 shares, and 47,500 shares, respectively, of restricted stock; 25 percent of each award vests on each annual anniversary date of the award.

No tax benefits arising from stock-based compensation have been recognized in the consolidated statements of operations and comprehensive loss through June 30, 2014.

Stock Options and Restricted Stock to Employees:  We account for option grants and restricted stock awards to employees based on their estimated fair values on the date of grant or award, with the resulting stock-based compensation recorded over the vesting period on a straight-line basis. We include non-employee directors as employees for this purpose. Stock-based compensation arising from employee options and awards under the Plan is as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
Research and development	$266	$285	$534	$573
General and administrative	763	784	1,470	1,562
Total stock-based compensation	$1,029	$1,069	$2,004	$2,135

REVA Medical, Inc.

(a development stage company)

Notes to Consolidated Financial Statements

(Unaudited)

4.  Stock-Based Compensation (continued)

Stock Options and Restricted Stock to Employees (continued):  The fair values of options granted were estimated using the following weighted average assumptions:

	Six Months Ended
	June 30,
	2013	2014
Risk-free interest rate	1.38%	2.33%
Expected volatility of common stock	60.1%	59.3%
Expected life — years	6.25	6.14
Dividend yield	0.0%	0.0%

The assumed risk-free interest rate was based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected life of the option. The assumed volatility was calculated from the historical market prices of a selected group of publicly traded companies considered to be our peers; we use peer group data due to the fact that we have limited historical trading data. The expected option life was calculated using the simplified method under the accounting standard for stock compensation and a ten-year option expiration; we use the simplified method because we do not yet have adequate history as a public company to establish a reasonable expected life. The expected dividend yield of zero reflects that we have not paid cash dividends since inception and do not intend to pay cash dividends in the foreseeable future. The options granted to employees during the six months ended June 30, 2014 had a weighted average grant date fair value of $1.98.

The fair value of our restricted stock awards is calculated using the closing market price on the date of award.

The aggregate intrinsic value of options exercised during the six months ended June 30, 2013 and 2014 was $142,000 and $557,000, respectively.

Stock Options to Consultants:  We account for stock options granted to consultants at their fair value. Under this method, the fair value is estimated at each reporting date during the vesting period using the Black-Scholes option-pricing model. The resulting stock-based compensation expense, or income if the fair value declines in a reporting period, is recorded over the consultant’s service period. Options to purchase 110,000 shares of common stock were granted to consultants during the six months ended June 30, 2014. No options were granted to consultants during the six months ended June 30, 2013. Stock-based compensation expense or (income) arising from consultant options granted under the Plan is as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
Research and development	$(3)	$(6)	$4	$73
General and administrative	—	(20)	—	(24)
Total stock-based compensation	$(3)	$(26)	$4	$49

REVA Medical, Inc.

(a development stage company)

Notes to Consolidated Financial Statements

(Unaudited)

4.  Stock-Based Compensation (continued)

Stock Options to Consultants (continued):  The weighted-average fair value of unvested consultant options at June 30, 2013 and 2014 was estimated to be $4.05 and $0.58 per share, respectively, based on the following weighted-average assumptions:

	Six Months Ended
	June 30,
	2013	2014
Risk-free interest rate	1.96%	2.53%
Expected volatility of common stock	60.1%	59.1%
Expected life — years	6.21	9.20
Dividend yield	0.0%	0.0%

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

5.  Commitments and Contingencies

We have licensed certain patents and other intellectual property rights related to the composition and coating of our bioresorbable stent and our other biomaterial products. Terms of these licenses include provisions for royalty payments on any future sales of products, if any, utilizing this technology, with provisions for minimum royalties once product sales begin. The amount of royalties varies depending upon type of product, use of product, stage of product, location of sale, and ultimate sales volume, and ranges from a minimum of approximately $25 per unit to a maximum of approximately $100 per unit sold, with license provisions for escalating minimum royalties that could be as high as $2.2 million per year. Additionally, in the event we sublicense the technology and receive certain milestone payments, the licenses require that up to 40 percent of the milestone amount be paid to the licensors. Additional terms of the technology licenses include annual licensing payments of $175,000 until the underlying technology has been commercialized; the $175,000 for 2014 was paid and recorded to research and development expense during the first quarter of 2014. Terms of the licenses also include other payments to occur during commercialization that could total $950,000, payment of $350,000 upon a change in control of ownership, payments of up to $300,000 annually to extend filing periods related to certain technology, and payment of patent filing, maintenance, and defense fees. The license terms remain in effect until the last patent expires.

6.  Net Loss Per Common Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method and the if-converted method, as applicable. For purpose of this calculation, common stock options and restricted stock subject to forfeiture are considered to be common stock equivalents and are included in the calculation of diluted net loss per share only when their effect is dilutive. For the six months ended June 30, 2013 and 2014, common stock options totaling 3,801,198 and 4,372,103 shares, respectively, and restricted stock subject to forfeiture totaling 79,450 and 100,803 shares, respectively, were excluded from the computation of diluted net loss per share because including them would have been antidilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q and with our consolidated financial statements and the related notes thereto that are contained in our Annual Report on Form 10-K for the year ended December 31, 2013. In addition to historical information, the following discussion and analysis includes forward-looking statements that involve risks, uncertainties, and assumptions. Forward-looking statements are all statements other than statements of historical facts, such as those statements regarding the projected timing and plans to complete development and testing and  clinical and regulatory evaluations, projected timing of our receipt of regulatory approvals and commencement of commercial sales, projected timing and plans to develop pipeline products, anticipated future net losses from operations, projected timing and objectives for future financing transactions, and anticipated cash and capital requirements.

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

Our stent products have not yet been approved for sale and will require extensive clinical testing and regulatory approval before they can be sold and generate any revenue. In 2007, we enrolled patients in a small clinical study that proved the viability of our stent technology while confirming the areas needing further development. We have been developing and advancing our technology in both its design and polymer composition since that study and have undertaken significant laboratory and preclinical testing that has shown the technology to be safe and effective across various models. Between December 2011 and July 2012, we enrolled 26 patients in Brazil and Europe in a clinical study of our ReZolve scaffold to evaluate its safety and performance; primary evaluations occurred at one, six, and 12 months following implant and we will follow the patients for a total of five years. Between March 2013 and January 2014, we enrolled 112 patients in Australia, Brazil, Europe, and New Zealand in a clinical study of our ReZolve2 scaffold; primary patient evaluations are occurring at one, six, nine, and/or 12 months following implant and we will follow these patients for a total of five years.

While we have ongoing clinical studies with our ReZolve family of scaffolds, we have continued to develop our “next” generation scaffolds. In March 2014 we announced that our efforts for the remainder of 2014 would be focused on our FantomTM scaffold, including developing, testing, and preparing it for human clinical studies. Fantom combines our proprietary polymer with a unibody design to produce a bioresorbable scaffold that will have the benefits of a metal stent, but that will be metabolized and completely cleared from the body over time. Fantom continues all the desired features of ReZolve, including radiopacity, drug-elution, and standard resorption, but is made from a modified polymer formulation, does not employ the Company’s proprietary slide and lock design, and results in a more streamlined manufacturing process. We currently plan to initiate a clinical study with Fantom in late 2014. We will enroll up to 125 patients in Brazil and Europe in the study, plan primary evaluations to occur at one and six months following implant, and will follow the patients for a total of five years. Following receipt of data from the primary evaluations, we plan to apply for regulatory approval to commercialize Fantom in Europe (or “CE Marking”), which we expect will be mid-2016. Concurrent with our decision in March 2014 to focus on Fantom and its eventual commercialization, we decided to forego commercialization efforts with our ReZolve family of scaffolds and ceased all work related to them, other than planned clinical follow-ups to the five-year timepoint.

Concurrent with, and as a result of, our announcement to focus on Fantom, we made an approximate 45 percent reduction in headcount and reduced other overhead costs. As of March 31, 2014, we had 47 continuing employees and as of June 30, 2014 we had 46 employees, a significant number of whom are degreed professionals and six of whom are PhDs. We leverage our internal expertise with contract research and preclinical laboratories, catheter manufacturing, and other outside services as needed.

In order to produce quantities of our scaffolds large enough to accommodate commercial needs, when, and if, that time arrives, we will need to scale-up our manufacturing processes and expand our capabilities to allow for such things as additional scaffold sizes. Additionally, we will need to develop and establish a sales and distribution network to facilitate sales of our scaffold. We have developed strategies and detailed plans for commercial manufacturing and for sales and marketing and will implement such plans as we approach our application for CE Marking.

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

We have not yet developed a product to a saleable stage and we have not, therefore, generated any product or other revenues. Our development efforts have been funded with a variety of capital received from angel investors, venture capitalists, strategic partners, hedge funds, and the proceeds from our IPO completed in December 2010. Since our inception, we have received approximately $154.0 million in equity proceeds and $28.5 million from issuance of notes payable (such notes payable were converted to common stock upon our IPO in December 2010). As of June 30, 2014, we had approximately $9.7 million in cash and investments available for operations. We have incurred substantial losses since our inception; as of June 30, 2014, we had accumulated a deficit of approximately $213.6 million. We believe our existing cash and investments at June 30, 2014 will be sufficient to meet our anticipated cash requirements into the first quarter of 2015, but not beyond.

The above circumstances raise substantial doubt about our ability to continue as a going concern. We are placing significant effort into completing a financing during 2014 that would provide adequate capital resources to allow us to obtain data from our clinical trials and apply for the CE Marking. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital, we may be compelled to further reduce the scope of our operations and planned capital expenditures or sell certain assets, including intellectual property assets.

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

Research and Development Expenses:  Our research and development expenses arise from a combination of internal and external costs. Our internal costs primarily consist of employee salaries and benefits, facility and other overhead expenses, and engineering and other supplies that we use in our labs for prototyping, testing, and producing our stents and other product possibilities. Our external costs primarily consist of contract research, engineering and polymer consulting, polymer lasing costs, catheter system and anti-restenotic drug purchases, preclinical and clinical study expenses, and license fees paid for the technology underlying our polymer materials. All research and development costs are expensed when incurred. Through June 30, 2014, we have incurred approximately $130.6 million in research and development expenses since our inception, which represents approximately 73 percent of our cumulative operating expenses.

The level of our research and development activities increased in 2013 and the first quarter of 2014 as we initiated and completed enrollment in our ReZolve2 human clinical study, developed commercialization plans for ReZolve2 and began initial scale-up activities, and began development of our Fantom scaffolds. Following our announcement in March 2014 to move forward with only the Fantom program, which resulted in a reduction in research and development personnel of approximately 46 percent at the end of our first fiscal quarter, our research and development expenses decreased in the second quarter of 2014. We expect these expenses to remain at a comparatively decreased level through the third quarter, then to increase in the fourth quarter of 2014 and in 2015 as we enroll patients on our next clinical study and prepare for commercialization of Fantom. We currently plan to initiate a clinical study with Fantom in late 2014 and anticipate a majority of the study to be enrolled by mid-2015.

General and Administrative Expenses:  Our general and administrative expenses consist primarily of salaries and benefits for our executive officers and administrative staff, corporate office and other overhead expenses, legal expenses including patent filing and maintenance costs, audit and tax fees, investor relations and other public company costs, travel expenses, and the costs of our International Managing Director who began providing full-time services in July 2013 related to planning the sales and marketing launch of our products. Although our patent portfolio is one of our most valuable assets, we record legal costs related to patent development, filing, and maintenance as expense when the costs are incurred since the underlying technology associated with these assets is purchased or incurred in connection with our research and development efforts and the future realizable value cannot be determined. Through June 30, 2014, we have incurred approximately $48.9 million in general and administrative expenses since our inception, which represents approximately 27 percent of our cumulative operating expenses. We anticipate that we will continue to invest in patents at similar levels as we have in the past. Following our announcement in March 2014 to focus on Fantom, which included a reduction of general and administrative personnel of approximately 44 percent, our general and administrative expenses decreased in the second quarter, as compared to the first quarter of 2014, and we expect this comparative decrease to continue for the remainder of 2014. We expect to expand our corporate infrastructure in 2015 to prepare for commercial sales of our products, which will increase our selling, marketing, general and administrative expenses accordingly.

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

Preclinical and Clinical Study Costs:  We expense research and development costs as incurred. Our preclinical and clinical study costs are incurred on a contract basis and generally span several accounting periods. Our preclinical studies generally range from 30 days to six months, with certain studies lasting up to six years. The majority of expenses for our preclinical studies occur upon study initiation, with maintenance, interim evaluation, post-mortem, and pathological analysis expenses occurring during the remainder of the study. Our clinical studies call for patient follow-up during a five-year period.

Preclinical and Clinical Study Costs (continued):  A majority of expenses associated with our clinical studies occur upon patient enrollment and the primary measurement point (generally a 6-month to one-year follow-up that includes imaging); unless there is a medical complication, immaterial expenses will also occur upon other periodic follow-up procedures. We record costs incurred under these preclinical and clinical study contracts as the work occurs and make payments according to contractual terms. Until a contract is completed, we estimate the amount of work performed and accrue for estimated costs that have been incurred but not paid. As actual costs become known, we adjust our accruals. We expect our preclinical study activity to increase in the second half of 2014, as compared to the first half, and expect our clinical expense to increase when we begin enrolling patients in the Fantom clinical study. We expect to make estimates as to the work performed throughout the terms of these studies. As these costs increase, if our estimates are inaccurate, possible material changes to our accruals could be required, which could materially affect our results of operations within any fiscal period. To date, there have been no material changes in our preclinical and clinical study expense estimates, including our estimates for accrued clinical costs.

Stock-Based Compensation:  We recognize stock-based compensation expense in connection with stock option grants to employees, directors, and consultants and restricted stock awards to employees. For grants and awards to employees and directors, we determine the amount of compensation expense by estimating the fair value of the option or stock on the date of grant or award, and then amortize that fair value on a straight-line basis over the period the recipient provides service, which generally is four or five years, and record the expense as either research and development expense or general and administrative expense based on the recipient’s work classification. We estimate the fair value by using the Black-Scholes option pricing model. For the model inputs, we use the fair value of the underlying common stock, a risk-free interest rate that corresponds to the expected life of the option, an expected option life of 5.5 to 6.25 years, and an estimate of volatility based on the market trading prices of comparative peer companies. Additionally, we reduce the amount of recorded compensation expense to allow for potential forfeitures of the options; the forfeiture rate is based on our actual historical forfeitures and has ranged from approximately 2.4 percent to 5.3 percent. For options granted to consultants, we estimate the fair value at the date of grant and at each subsequent accounting date and record compensation expense based on the fair value during the service period of the consultant, which is generally a four- or five-year vesting period. We estimate the fair value by using the Black-Scholes option pricing model with the same approach to inputs and assumptions as we use to estimate the fair value of options granted to employees, except we use the remaining term as the expected life of the option. As a result of our use of estimates, if factors change and we use different assumptions, the amount of our stock-based compensation expense could be materially different in the future. We expect to continue granting options at levels similar to that in 2013 and the first half of 2014. While we awarded restricted stock in 2012 and 2013, we have not awarded any in 2014 and do not plan to do so for the remainder of the year. Accordingly, we do not expect a significant change in the amount of our stock-based compensation.

Results of Operations

During 2013, our operating activities focused on testing, preparing, and enrolling patients with our ReZolve2 scaffold. During the first quarter of 2014, our activities primarily related to validation of the ReZolve2 scaffold and initial development of our Fantom scaffolds. During the second quarter of 2014, our activities primarily related to development and testing of Fantom and ReZolve2 clinical study patient follow-up. Additionally, in 2013 we developed our ReZolve2 commercialization plan and initiated production scale-up, including testing of advanced polymers, designs, and delivery systems. In late March 2014 we announced that our efforts for the remainder of 2014 would be focused on our Fantom program and, in connection with that announcement, we made an approximate 45 percent reduction in headcount on March 26, 2014.

Following are discussions of our 2014 operating results as compared to our 2013 operating results for our second quarter and six-month periods.

Comparison of the Three Months Ended June 30, 2013 and June 30, 2014

Our operating results for the three-month periods indicated are as follows (dollars in thousands):

	Three Months Ended
	June 30,		Change
	2013	2014	$	%
Research and development expense	$4,582	$2,973	$(1,609)	(35)%
General and administrative expense	$2,084	$1,859	$(225)	(11)%
Interest income	$7	$2	$(5)	(71)%
Other income (expense)	$12	$(3)	$(15)	>(100)%

Comparison of the Three Months Ended June 30, 2013 and June 30, 2014 (continued)

Research and development expense decreased $1,609,000, or 35 percent, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013, primarily as a result of our change in product development from ReZolve2 to Fantom in late March 2014 and the completion of patient enrollment in the ReZolve2 clinical study in January 2014. Personnel costs decreased $547,000 in the second quarter of 2014 as compared to the second quarter of 2013 primarily as a result of the reduction in headcount on March 26, 2014. Direct materials, including purchased catheters and polymer lasing costs, decreased $425,000 and engineering consulting costs decreased $236,000 as a result of our change from ReZolve2 clinical and commercialization activities to Fantom development activities in late March 2014. Preclinical costs decreased $259,000 as we worked to complete ReZolve2 studies during the first quarter of 2014 and did not initiate a similar number of new studies during the second quarter of 2014. Clinical costs decreased $151,000 since there were no new enrollments of clinical patients in the second quarter of 2014. Depreciation expense increased $54,000 primarily due to the addition of lab space and production equipment in 2013. The remainder of the change in research and development expense between periods is due to other individually immaterial items.

General and administrative expense decreased $225,000, or 11 percent, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013, primarily as a result of our reduction in headcount on March 26, 2014. Salary expenses decreased $146,000 in the second quarter of 2014 as compared to the second quarter of 2013. Travel and entertainment expenses decreased $120,000 from a combination of the headcount reduction and reduced clinical travel following completion of patient enrollments in the ReZolve2 study. Audit and tax fees decreased by $50,000 primarily due to non-recurring tax work performed in 2013 that was not repeated in 2014. Increases included $48,000 in trade show costs, $33,000 in legal fees, and $29,000 related to our International Managing Director who was hired May 1, 2013. The remainder of the change in general and administrative expenses between periods resulted from other individually immaterial items.

Interest income decreased $5,000 for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily as a result of lower cash and investable balances on which interest is earned.

Our other income and expense primarily arises from foreign currency exchange rate fluctuations following purchases of goods or services from foreign suppliers and is immaterial.

Comparison of the Six Months Ended June 30, 2013 and June 30, 2014

Our operating results for the six-month periods indicated are as follows (dollars in thousands):

	Six Months Ended
	June 30,		Change
	2013	2014	$	%
Research and development expense	$8,779	$7,852	$(927)	(11)%
General and administrative expense	$4,230	$4,252	$22	1%
Interest income	$19	$5	$(14)	(74)%
Other income (expense)	$12	$(10)	$(22)	>(100)%

Research and development expense decreased $927,000, or 11 percent, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, primarily as a result of our change in product development from ReZolve2 to Fantom in late March 2014, the related reduction in headcount on March 26, 2014, and the completion of patient enrollment in the ReZolve2 clinical study in January 2014. A majority of the six-month decrease occurred in the second quarter. We recorded $237,000 for severance benefits and related payroll taxes during the first quarter of 2014 as a result of the headcount reduction. Direct materials, including purchased catheters and polymer lasing costs, decreased $418,000 and engineering consulting costs decreased $319,000 in the first half of 2014 as compared to the first half of 2013 primarily as a result of our change in our scaffold programs. During 2013 and the first quarter of 2014 our costs arose from ReZolve2 clinical and commercialization preparation activities and in the second quarter they arose primarily from Fantom development activities, including polymer formulation, process development, and bench testing. Personnel costs decreased $466,000 due to the headcount reduction in March 2014, while stock compensation costs increased $108,000 primarily due to stock options granted to technical consultants in the first quarter of 2014. Clinical costs decreased $177,000; we enrolled patients in the ReZolve2 clinical study from March 2013 to January 2014 and have not initiated any new clinical studies since then. Preclinical costs decreased $70,000 between years as a result of the timing of preclinical studies; ReZolve2 costs decreased as we moved to the clinical stage and Fantom preclinical studies have been minimal to-date. Depreciation expense increased $121,000 primarily due to the addition of lab space, production equipment, and a back-up generator in 2013. The remainder of the change between periods is due to other individually immaterial items.

Comparison of the Six Months Ended June 30, 2013 and June 30, 2014 (continued)

General and administrative expense increased $22,000, or one percent, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Increases included $178,000 for severance benefits and payroll taxes upon the headcount reduction in March 2014, $139,000 in costs related to our International Managing Director who was hired May 1, 2013, $90,000 as a result of stock-based compensation programs, and $53,000 in trade show costs. Decreases included $159,000 in travel and entertainment, $59,000 in non-recurring ASX fees and investor relations advice, and $52,000 in audit and tax fees. The remainder of the change in general and administrative expenses between periods resulted from other individually immaterial items.

Interest income decreased $14,000 for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily as a result of lower cash and investable balances on which interest is earned.

Our other income and expense primarily arises from foreign currency exchange rate fluctuations following purchases of goods or services from foreign suppliers and is immaterial.

Liquidity and Capital Resources

Sources of Liquidity

We are considered a “development stage” enterprise since we have not yet generated revenues from the sale of products. Our development efforts have been funded with a variety of capital received from angel investors, venture capitalists, strategic partners, hedge funds, and our IPO that was completed in December 2010. Since our inception, we have received approximately $154.0 million in equity proceeds and $28.5 million from issuance of notes payable (such notes payable were converted to common stock upon our IPO in December 2010). As of June 30, 2014, we had approximately $9.7 million in cash and investments, which we believe will be sufficient to fund our operating and capital needs into the first quarter of 2015 but not beyond. We have incurred substantial losses since our inception; as of June 30, 2014, we had accumulated a deficit of approximately $213.6 million.

The above circumstances raise substantial doubt about our ability to continue as a going concern. We are placing significant effort into completing a financing during 2014 that would provide adequate capital resources to allow us to obtain data from our clinical trials and apply for the CE Marking. Our objective is to raise up to $25 million, to be funded in one or more financing transactions. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital, we may be compelled to further reduce the scope of our operations and planned capital expenditures or sell certain assets, including intellectual property assets.

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

Cash Flows

Our cash flows for the periods indicated are as follows (dollars in thousands):

	Six Months Ended
	June 30,
	2013	2014
Net cash used for operating activities	$(10,586)	$(10,829)
Net cash provided by investing activities	2,713	409
Net cash provided by financing activities	19	170
Net decrease in cash and cash equivalents	$(7,854)	$(10,250)

Net Cash Flow from Operating Activities

Net cash used for operating activities during the first six months of 2013 primarily comprises the net loss of $12,978,000. A total of $27,000 was due to the net changes in operating assets and liabilities. Non-cash expenses included $401,000 of depreciation and amortization and $2,008,000 of stock-based compensation.

Net cash used for operating activities during the first six months of 2014 primarily comprises the net loss of $12,109,000. A total of $1,439,000 was due to the net changes in operating assets and liabilities. Non-cash expenses included $525,000 of depreciation and amortization and $2,184,000 of stock-based compensation.

Net Cash Flow from Investing Activities

Net cash used in investing activities during the first six months of 2013 consisted of $3,235,000 in receipts upon the maturity of short-term investments, offset by $522,000 in purchases of lab and other equipment and leasehold improvements.

Net cash used in investing activities during the first six months of 2014 consisted of $747,000 in receipts upon the maturity of short-term investments, offset by $338,000 in purchases of lab and other equipment and leasehold improvements.

Net Cash Flow from Financing Activities

Cash provided by financing activities during the first six months of 2013 and 2014 resulted solely from issuances of common stock upon the exercise of employee stock options.

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

We believe our existing cash and investments at June 30, 2014 will be sufficient to meet our anticipated cash requirements into the first quarter of 2015, but not beyond.

As described above, we are placing significant effort into completing a financing during 2014 that would provide adequate capital to allow us to obtain data from our clinical trials and apply for a CE Mark on our Fantom scaffold. There can be no assurance we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital, we may be compelled to further reduce the scope of our operations and planned capital expenditures or sell certain assets, including intellectual property assets. The sale of additional equity and debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. For example, we will need to raise additional funds in order to build a sales force and commercialize our products. Any such additional capital, if and when needed, may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay, or eliminate some or all of our planned clinical trials, research, development, and commercialization activities, which could materially harm our business.

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

Operating Capital and Capital Expenditure Requirements (continued)

Because of the numerous risks and uncertainties associated with the development of medical devices, such as our Fantom scaffolds, we are unable to estimate the exact amounts of, or timing of, capital outlays and operating expenditures necessary to complete development, continue ongoing preclinical studies, conduct human clinical trials, and successfully deliver a commercial product to market. Our current financing efforts are based on current requirements; any future funding requirements will depend on many factors, including, but not limited to:

•            the time and effort it will take to successfully complete development and testing of our Fantom scaffold;

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

Contractual Obligations, Commitments, and Contingencies

The following table summarizes our outstanding contractual obligations as of June 30, 2014 (dollars in thousands):

	Payments Due by Period
	< 1 Year	1-3 Years	3-5 Years	Total
Operating lease obligations	$635	$1,355	$419	$2,409
Purchase obligations	143	23	—	166
Total contractual obligations	$778	$1,378	$419	$2,575

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

We may from time to time become subject to various claims and legal actions during the ordinary course of our business. We are not party to any legal proceedings at the date of filing of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Our business is subject to various risks, including those described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which we strongly encourage you to review. There have been no material changes during the six months ended June 30, 2014, from the risk factors disclosed in Item 1A of our Form 10-K.

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

We continue to operate our Company generally within these expected amounts, with actual expenditures for research and development activities through June 30, 2014 being proportionally higher and clinical trial expenses proportionally lower than that projected in 2010. The amounts and timing of our actual future expenditures may vary and will depend upon numerous factors, including the timing and success of our clinical trials. We plan to commence clinical trials in the U.S. after we commercialize our product under a European CE Marking. Due to the regulatory requirements in the U.S. that require a study with a large number of patients, we anticipate needing additional funding in order to carry out the U.S. clinical trials.

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

REVA Medical, Inc.

Date: August 7, 2014	/s/ Robert B. Stockman
Robert B. Stockman
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2014	/s/ Katrina L. Thompson
Katrina L. Thompson
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Filed
Exhibit		with this Form	Incorporated by Reference
Number	Description of Exhibits	10-Q	Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation		S-1/A	333-168852	10/22/2010
3.2	Amended and Restated Bylaws		S-1/A	333-168852	10/22/2010
4.1	Form of Stock Certificate		S-1/A	333-168852	11/12/2010
4.2	Form of Amended and Restated Investors’ Rights Agreement, by and among REVA Medical, Inc. and the holders of our preferred stock set forth therein		S-1/A	333-168852	11/12/2010
10.1	REVA Medical, Inc. 2010 Equity Incentive Plan (As Amended and Restated)		DEF 14A	000-54192	4/4/2014
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X
32.1 *	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X
99.1	Section 13 of the ASX Settlement Rules		S-1/A	333-168852	10/22/2010
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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