Form 10-Q
period 2014-09-30
REVA Medical, Inc.
filed 2014-11-06
CIK 1496268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of November 1, 2014, a total of 33,529,778 shares of the registrant’s Common Stock, $0.0001 par value per share, were outstanding.

REVA MEDICAL, INC.

FORM 10-Q — QUARTERLY REPORT

For the Quarter Ended September 30, 2014

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

PART I.  FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

REVA Medical, Inc.

(a development stage company)

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,	September 30,
	2013	2014
		(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$19,229	$6,297
Short-term investments	1,492	—
Prepaid expenses and other current assets	415	180

Total Current Assets	21,136	6,477

Property and equipment, net	3,589	2,999
Other non-current assets	60	463

Total Assets	$24,785	$9,939

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$1,400	$623
Accrued expenses and other current liabilities	2,080	1,433

Total Current Liabilities	3,480	2,056

Long-term liabilities	480	402

Total Liabilities	3,960	2,458

Commitments and Contingencies (Note 5)

Stockholders’ Equity:
Common stock — $0.0001 par value; 100,000,000 shares authorized; 33,270,053 and 33,505,278 shares issued and outstanding at December 31, 2013 and September 30, 2014 respectively	3	3
Class B common stock — $0.0001 par value; 25,000,000 shares authorized; no shares issued or outstanding	—	—
Undesignated preferred stock — $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	222,331	225,493
Deficit accumulated during the development stage	(201,509)	(218,015)

Total Stockholders’ Equity	20,825	7,481

Total Liabilities and Stockholders’ Equity	$24,785	$9,939

The accompanying notes are an integral part of these financial statements.

REVA Medical, Inc.

(a development stage company)

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

					Period from
					June 3, 1998
	Three Months Ended		Nine Months Ended		(inception) to
	September 30,		September 30,		September 30,
	2013	2014	2013	2014	2014
Operating Expense:
Research and development	$5,088	$2,930	$13,867	$10,782	$133,538
General and administrative	2,094	1,516	6,324	5,768	50,429

Loss from operations	(7,182)	(4,446)	(20,191)	(16,550)	(183,967)

Other Income (Expense):
Interest income	7	1	26	6	1,411
Related party interest expense	—	—	—	—	(21,113)
Interest expense	—	—	—	—	(952)
Interest from amortization of notes payable premium	—	—	—	—	2,283
Change in fair value of preferred stock rights and warrant liabilities	—	—	—	—	1,795
Loss on extinguishment of notes payable	—	—	—	—	(13,285)
Other income (expense)	(16)	48	(4)	38	(14)

Net Loss	(7,191)	(4,397)	(20,169)	(16,506)	(213,842)
Cumulative dividends and deemed dividends on Series H convertible preferred stock	—	—	—	—	(10,695)

Net Loss Attributable to Common Stockholders	$(7,191)	$(4,397)	$(20,169)	$(16,506)	$(224,537)

Net Loss Per Common Share:
Net loss per share, basic and diluted	$(0.22)	$(0.13)	$(0.61)	$(0.49)
Shares used to compute net loss per share, basic and diluted	33,136,368	33,383,894	33,116,561	33,361,805

Comprehensive Loss:
Net loss	$(7,191)	$(4,397)	$(20,169)	$(16,506)	$(213,842)
Cumulative dividends and deemed dividends on Series H convertible preferred stock	—	—	—	—	(10,695)
Comprehensive Loss Attributable to Common Stockholders	$(7,191)	$(4,397)	$(20,169)	$(16,506)	$(224,537)

The accompanying notes are an integral part of these financial statements.

REVA Medical, Inc.

(a development stage company)

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

			Period from
			June 3, 1998
	Nine Months Ended		(inception) to
	September 30,		September 30,
	2013	2014	2014
Cash Flows from Operating Activities:
Net loss	$(20,169)	$(16,506)	$(213,842)
Non-cash adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	635	780	5,642
Loss on property and equipment disposal and impairment	1	—	586
Stock-based compensation	3,031	2,940	15,645
Interest on notes payable	—	—	8,562
Repayment premium on notes payable	—	—	11,100
Loss on change in fair value of preferred stock warrant liability	—	—	970
Gain on change in fair value of preferred stock rights liability	—	—	(2,765)
Loss on extinguishment of notes payable	—	—	13,285
Other non-cash expenses	13	14	182
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	129	235	(180)
Other non-current assets	—	—	(60)
Accounts payable	297	(647)	558
Accrued expenses and other current liabilities	365	(858)	1,124
Long-term liabilities	(64)	(78)	343

Net cash used for operating activities	(15,762)	(14,120)	(158,850)

Cash Flows from Investing Activities:
Purchases of property and equipment	(1,147)	(383)	(9,392)
Sales of property and equipment	—	—	167
Purchases of investments	(1,243)	—	(26,593)
Maturities of investments	5,223	1,492	26,593

Net cash provided by (used for) investing activities	2,833	1,109	(9,225)

Cash Flows from Financing Activities:
Proceeds from issuances of convertible preferred stock, net of costs	—	—	68,917
Proceeds from issuances of common stock	19	222	85,541
Initial public offering costs	—	—	(8,068)
Proceeds from exercises of warrants	—	—	263
Repurchases of stock	—	—	(638)
Proceeds from issuances of notes payable	—	—	28,600
Deferred notes payable financing costs	—	(143)	(143)
Repayments of notes payable	—	—	(100)

Net cash provided by financing activities	19	79	174,372

Net increase (decrease) in cash and cash equivalents	(12,910)	(12,932)	6,297
Cash and cash equivalents at beginning of period	38,876	19,229	—

Cash and cash equivalents at the end of period	$25,966	$6,297	$6,297

Supplemental Cash and Non-Cash information
Cash paid for interest	$—	$—	$126
Non-cash conversions of notes payable, accrued interest, note premiums and discounts, preferred stock, non-voting common stock, preferred warrants, and common warrants upon initial public offering in December 2010	$—	$—	$120,349

Property and equipment purchases in accounts payable at end of period	$267	$2	$2

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

During the first quarter of 2014, we announced our plans to focus on a stent with a unibody design that is made from our proprietary bioresorbable polymer, which we have named the FantomTM scaffold (bioresorbable stents are commonly referred to as “scaffolds”). Our development and testing are progressing as planned and we anticipate initiating a clinical trial with Fantom by the end of 2014. Concurrent with the first quarter announcement, we made an approximate 45 percent reduction in headcount on March 26, 2014 and reduced other overhead costs. The offers of severance we made in connection with the reductions approximated $415,000 including related payroll taxes, of which $237,000 was recorded as research and development and $178,000 as general and administrative expense during the first quarter of 2014. The payouts of severances were made during the second quarter of 2014. We did not incur any other expenses in connection with the change in development focus and headcount reductions.

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

Our consolidated financial statements include the accounts of REVA and our wholly owned subsidiary. All intercompany transactions and balances, if any, have been eliminated in consolidation. The consolidated balance sheet as of September 30, 2014, the consolidated statements of operations and comprehensive loss and of cash flows for the three and nine months ended September 30, 2013 and 2014 and the period from June 3, 1998 (inception) through September 30, 2014 are unaudited. The interim financial statements have been prepared on the same basis as our annual financial statements and, in our opinion, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair statement of the results of these interim periods have been included. The results of operations for the nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any other interim period.

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

(a development stage company)

Notes to Consolidated Financial Statements

(Unaudited)

1.  Background, Basis of Presentation, and Going Concern (continued)

Capital Resources:  We had cash and investments totaling $6,297,000 as of September 30, 2014, which we believe will be sufficient to fund our operating and capital needs into the first quarter of 2015. On September 25, 2014, we entered into a Convertible Note Deed (the “Deed”) that, if finalized on the terms agreed, would provide funding for our ongoing operating, clinical, and capital needs. While the Deed contemplates completion of the funding by December 31, 2014, there can be no assurance that it will be completed successfully and, if it is not completed, that we would be successful in raising additional capital on terms that are acceptable to us, if at all. If we are unable to raise sufficient additional capital, we may be compelled to further reduce the scope of our operations and planned capital expenditures or sell certain assets, including our intellectual property assets.

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

In April 2014, ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, was issued and in June 2014 ASU 2014-10, Development Stage Entities:  Elimination of Certain Financial Reporting Requirements” was issued. ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures for certain other disposals that do not meet the definition of a discontinued operation. ASU 2014-10 removes financial reporting distinction between development stage entities and other reporting entities. Both these ASUs are effective for REVA beginning January 1, 2015; we do not expect their implementations to have an effect on our financial position or results of operations, but do expect that upon implementation of ASU 2014-10 we will no longer provide “inception to date” disclosures in our financial statements and the related notes thereto.

In August 2014, ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, was issued. ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosure in certain circumstances. This ASU is effective for annual and interim periods ending after December 15, 2016. We are currently evaluating the provisions of ASU 2014-15 and assessing the impact, if any, it may have on our financial position, results of operations, and cash flows.

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

Our marketable security investment balances, consisting only of time deposits as of December 31, 2013, were as follows. We had no time deposits as of September 30, 2014.

	Cost	Gross Unrealized Losses	Fair Value
	(in thousands)
As of December 31, 2013:
Time deposits due in one year or less	$1,492	$(4)	$1,488

Property and Equipment, Other Non-Current Assets, and Accrued Expenses:  Components of our property and equipment, other non-current assets, and accrued expenses and other current liabilities are as follows:

	December 31,	September 30,
	2013	2014
	(in thousands)
Property and equipment:
Furniture, office equipment, and software	$656	$666
Laboratory equipment	4,896	5,036
Leasehold improvements	2,305	2,344
	7,857	8,046
Accumulated depreciation and amortization	(4,268)	(5,047)
	$3,589	$2,999

Other non-current assets:
Deferred financing costs and fees	$—	$403
Security deposits	60	60
	$60	$463

Accrued expenses and other current liabilities:
Accrued salaries and other employee costs	$1,371	$448
Accrued operating expenses	560	869
Accrued use taxes and other	149	116
	$2,080	$1,433

REVA Medical, Inc.

(a development stage company)

Notes to Consolidated Financial Statements

(Unaudited)

3.  Income Taxes

We have reported net losses for all periods through September 30, 2014; therefore, no provision for income taxes has been recorded since our inception. The net operating loss carryforwards arising from our net losses may be available to offset future taxable income for income tax purposes; however, under Internal Revenue Code (“IRC”) Sections 382 and 383, use of the net operating loss carryforwards, as well as our research tax credit carryforwards, may be limited based on cumulative changes in ownership. We have established a valuation allowance against our net deferred tax assets due to the uncertainty surrounding the realization of those assets and we, therefore, have no deferred asset or liability balance for any reporting period. We periodically evaluate the recoverability of the deferred tax assets and, when it is determined that it is more-likely-than-not that the deferred tax assets are realizable, the valuation allowance will be reduced. Due to our valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

4.   Stock-Based Compensation

The Plan: Our 2010 Equity Incentive Plan, as amended, was a follow-on to our 2001 Stock Option/Stock Issuance Plan and the two plans are collectively referred to as the “Plan.” The Plan provides for restricted stock awards as well as for grants of incentive and non-qualified stock options for purchase of our common stock at a price per share equal to the closing market price on the date of grant. The number of shares reserved for issuance under the Plan may be increased annually by up to three percent of the outstanding stock of the Company and on January 1, 2014, an additional 998,101 shares were reserved for issuance under the Plan. An aggregate of 7,305,760 shares are reserved for issuance under the Plan as of September 30, 2014. The term of options granted under the Plan may not exceed ten years. Options granted prior to 2010 generally vested over five years, with 20 percent vesting on each annual anniversary of the vesting commencement date. Beginning in 2010, a majority of the options granted vest over four years, with 25 percent vesting on the one-year anniversary of the vesting commencement date and 75 percent in equal monthly installments thereafter. A total of 75,000 options granted in May 2014 provide for vesting over a one-year period, with 25 percent vesting on each three-month anniversary from date of grant. All vesting is subject to continued service to the Company. All of our stock options are exercisable at any time but, if exercised, are subject to a lapsing right of repurchase by us until fully vested, at the exercise price.

Option activity under the Plan is as follows:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Balance at December 31, 2012	3,550,000	$7.30
Granted	589,500	$5.36
Cancelled	(42,500)	$2.00
Exercised	(50,350)	$0.61
Balance at December 31, 2013	4,046,650	$7.15
Granted	637,000	$3.53
Cancelled	(87,375)	$5.39
Exercised	(235,225)	$0.95
Balance at September 30, 2014	4,361,050	$6.99

During July 2012, January 2013, and May 2013 we awarded 33,000 shares, 40,000 shares, and 47,500 shares, respectively, of restricted stock; 25 percent of each award vests on each annual anniversary date of the award.

No tax benefits arising from stock-based compensation have been recognized in the consolidated statements of operations and comprehensive loss through September 30, 2014.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
Research and development	$267	$282	$801	$855
General and administrative	747	465	2,217	2,026
Total stock-based compensation	$1,014	$747	$3,018	$2,881

The fair values of options granted were estimated using the following weighted average assumptions:

	Nine Months Ended
	September 30,
	2013	2014
Risk-free interest rate	1.38%	2.33%
Expected volatility of common stock	60.1%	59.3%
Expected life — years	6.25	6.14
Dividend yield	0.0%	0.0%

The assumed risk-free interest rate was based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected life of the option. The assumed volatility was calculated from the historical market prices of a selected group of publicly traded companies considered to be our peers; we use peer group data due to the fact that we have limited historical trading data. The expected option life was calculated using the simplified method under the accounting standard for stock compensation and a ten-year option expiration; we use the simplified method because we do not yet have adequate history as a public company to establish a reasonable expected life. The expected dividend yield of zero reflects that we have not paid cash dividends since inception and do not intend to pay cash dividends in the foreseeable future. The options granted to employees during the nine months ended September 30, 2014 had a weighted average grant date fair value of $1.98.

The fair value of our restricted stock awards is calculated using the closing market price on the date of award.

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2013 and 2014 was $142,000 and $561,000, respectively.

REVA Medical, Inc.

(a development stage company)

Notes to Consolidated Financial Statements

(Unaudited)

4.  Stock-Based Compensation (continued)

Stock Options to Consultants:  We account for stock options granted to consultants at their fair value. Under this method, the fair value is estimated at each reporting date during the vesting period using the Black-Scholes option-pricing model. The resulting stock-based compensation expense, or income if the fair value declines in a reporting period, is recorded over the consultant’s service period. Options to purchase 110,000 shares of common stock were granted to consultants during the nine months ended September 30, 2014. No options were granted to consultants during the nine months ended September 30, 2013. Stock-based compensation expense or (income) arising from consultant options granted under the Plan is as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
Research and development	$9	$(6)	$13	$67
General and administrative	—	16	—	(8)
Total stock-based compensation	$9	$10	$13	$59

The weighted-average fair value of unvested consultant options at September 30, 2013 and 2014 was estimated to be $4.21 and $1.15 per share, respectively, based on the following weighted-average assumptions:

	Nine Months Ended
	September 30,
	2013	2014
Risk-free interest rate	1.71%	2.47%
Expected volatility of common stock	60.1%	58.7%
Expected life — years	5.96	9.19
Dividend yield	0.0%	0.0%

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

REVA Medical, Inc.

(a development stage company)

Notes to Consolidated Financial Statements

(Unaudited)

6.  Net Loss Per Common Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method and the if-converted method, as applicable. For purpose of this calculation, common stock options and restricted stock subject to forfeiture are considered to be common stock equivalents and are included in the calculation of diluted net loss per share only when their effect is dilutive. For the nine months ended September 30, 2013 and 2014, common stock options totaling 3,856,955 and 4,384,484 shares, respectively, and restricted stock subject to forfeiture totaling 90,987 and 94,992 shares, respectively, were excluded from the computation of diluted net loss per share because including them would have been antidilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q and with our consolidated financial statements and the related notes thereto that are contained in our Annual Report on Form 10-K for the year ended December 31, 2013. In addition to historical information, the following discussion and analysis includes forward-looking statements that involve risks, uncertainties, and assumptions. Forward-looking statements are all statements other than statements of historical facts, such as those statements regarding the projected timing and plans to complete development and testing and clinical and regulatory evaluations, projected timing of our receipt of regulatory approvals and commencement of commercial sales, projected timing and plans to develop pipeline products, anticipated future net losses from operations, projected timing and objectives for current and future financing transactions, and anticipated cash and capital requirements.

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

While we have ongoing clinical studies with our ReZolve family of scaffolds, we have continued to develop our “next” generation scaffolds. In March 2014 we announced that our efforts for the remainder of 2014 would be focused on our FantomTM scaffold, including developing, testing, and preparing it for human clinical studies. Fantom combines our proprietary polymer with a unibody design to produce a bioresorbable scaffold that will have the benefits of a metal stent, but that will be metabolized and completely cleared from the body over time. Fantom continues all the desired features of ReZolve, including radiopacity, drug-elution, and standard resorption, but is made from a modified polymer formulation, does not employ the Company’s proprietary slide and lock design, and results in a more streamlined manufacturing process. We currently plan to initiate a clinical study with Fantom during the fourth quarter of 2014. We will enroll up to 125 patients in Brazil and Europe in a definitive clinical study, plan primary evaluations to occur at one and six months following implant, and will follow the patients for a total of five years. Following receipt of data from the primary evaluations, we plan to apply for regulatory approval to commercialize Fantom in Europe (or “CE Marking”), which we expect will be mid-2016. Concurrent with our decision in March 2014 to focus on Fantom and its eventual commercialization, we decided to forego commercialization efforts with our ReZolve family of scaffolds and ceased all work related to them, other than planned clinical follow-ups to the five-year timepoint.

Concurrent with, and as a result of, our announcement to focus on Fantom, we made an approximate 45 percent reduction in headcount and reduced other overhead costs. As of March 31, 2014, we had 47 continuing employees and as of September 30, 2014 we had 46 employees, a significant number of whom are degreed professionals and six of whom are PhDs. We leverage our internal expertise with contract research and preclinical laboratories, catheter manufacturing, and other outside services as needed.

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

We have not yet developed a product to a saleable stage and we have not, therefore, generated any product or other revenues. Our development efforts have been funded with a variety of capital received from angel investors, venture capitalists, strategic partners, hedge funds, and the proceeds from our IPO completed in December 2010. Since our inception, we have received approximately $154.1 million in equity proceeds and $28.5 million from issuance of notes payable (such notes payable were converted to common stock upon our IPO in December 2010). As of September 30, 2014, we had approximately $6.3 million in cash available for operations. We have incurred substantial losses since our inception; as of September 30, 2014, we had accumulated a deficit of approximately $218.0 million. We believe our existing cash at September 30, 2014 will be sufficient to meet our anticipated cash requirements into the first quarter of 2015, but not beyond.

The above circumstances raise substantial doubt about our ability to continue as a going concern. We are placing significant effort into completing a financing during the fourth quarter of 2014 that would provide adequate capital resources to allow us to obtain data from our clinical trials and apply for the CE Marking. We have committed to an issuance of convertible notes and options pursuant to a Convertible Note Deed (the “Deed”) entered into on September 25, 2014, which, if finalized on the terms agreed, would provide $25.0 million cash, before deducting fees and expenses, to the Company by December 31, 2014. While we have a committed transaction, there can be no assurance that it will be completed successfully and, if it is not completed, that we would be successful in raising additional capital on terms that are acceptable to us, if at all. If we are unable to raise sufficient additional capital, we may be compelled to further reduce the scope of our operations and planned capital expenditures or sell certain assets, including our intellectual property assets.

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

Research and Development Expenses:  Our research and development expenses arise from a combination of internal and external costs. Our internal costs primarily consist of employee salaries and benefits, facility and other overhead expenses, and engineering and other supplies that we use in our labs for prototyping, testing, and producing our stents and other product possibilities. Our external costs primarily consist of contract research, engineering and polymer consulting, polymer lasing costs, catheter system and anti-restenotic drug purchases, preclinical and clinical study expenses, and license fees paid for the technology underlying our polymer materials. All research and development costs are expensed when incurred. Through September 30, 2014, we have incurred approximately $133.5 million in research and development expenses since our inception, which represents approximately 73 percent of our cumulative operating expenses.

The level of our research and development activities increased in 2013 and the first quarter of 2014 as we initiated and completed enrollment in our ReZolve2 human clinical study, developed commercialization plans for ReZolve2 and began initial scale-up activities, and began development of our Fantom scaffolds. Following our announcement in March 2014 to move forward with only the Fantom program, which resulted in a reduction in research and development personnel of approximately 46 percent at the end of our first fiscal quarter, our research and development expenses decreased in the second and third quarters of 2014. We expect these expenses to remain at a comparatively decreased level through the end of 2014, with a slight increase in the fourth quarter of 2014 and a significant increase in 2015 as we enroll patients in our next clinical study and prepare for commercialization of Fantom. We currently plan to initiate the clinical studies of Fantom in late 2014 and anticipate a majority of the patients will be enrolled by mid-2015.

General and Administrative Expenses:  Our general and administrative expenses consist primarily of salaries and benefits for our executive officers and administrative staff, corporate office and other overhead expenses, legal expenses including patent filing and maintenance costs, audit and tax fees, investor relations and other public company costs, travel expenses, and the costs of our International Managing Director who provided full-time services in between July 2013 and June 2014 related to planning the sales and marketing launch of our products. Although our patent portfolio is one of our most valuable assets, we record legal costs related to patent development, filing, and maintenance as expense when the costs are incurred since the underlying technology associated with these assets is purchased or incurred in connection with our research and development efforts and the future realizable value cannot be determined. Through September 30, 2014, we have incurred approximately $50.4 million in general and administrative expenses since our inception, which represents approximately 27 percent of our cumulative operating expenses. We anticipate that we will continue to invest in patents at similar levels as we have in the past. Following our announcement in March 2014 to focus on Fantom, which included a reduction of general and administrative personnel of approximately 44 percent, our general and administrative expenses decreased in the second and third quarters, as compared to the first quarter, of 2014, and we expect this comparative decrease to continue for the remainder of 2014. We expect to expand our corporate infrastructure in 2015 to prepare for commercial sales of our products, which will increase our selling, marketing, general and administrative expenses accordingly.

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

A majority of expenses associated with our clinical studies occur upon patient enrollment and the primary measurement point (generally a 6-month to one-year follow-up that includes imaging); unless there is a medical complication, immaterial expenses will also occur upon other periodic follow-up procedures. We record costs incurred under these preclinical and clinical study contracts as the work occurs and make payments according to contractual terms. Until a contract is completed, we estimate the amount of work performed and accrue for estimated costs that have been incurred but not paid. As actual costs become known, we adjust our accruals. We expect our preclinical study activity to increase during the remainder of 2014 and into early 2015, and expect our clinical expense to increase when we begin enrolling patients in clinical studies with our Fantom scaffold. We expect to make estimates as to the work performed throughout the terms of these studies. As these costs increase, if our estimates are inaccurate, possible material changes to our accruals could be required, which could materially affect our results of operations within any fiscal period. To date, there have been no material changes in our preclinical and clinical study expense estimates, including our estimates for accrued clinical costs.

Stock-Based Compensation:  We recognize stock-based compensation expense in connection with stock option grants to employees, directors, and consultants and restricted stock awards to employees. For grants and awards to employees and directors, we determine the amount of compensation expense by estimating the fair value of the option or stock on the date of grant or award, and then amortize that fair value on a straight-line basis over the period the recipient provides service, which generally is four or five years, and record the expense as either research and development expense or general and administrative expense based on the recipient’s work classification. We estimate the fair value by using the Black-Scholes option pricing model. For the model inputs, we use the fair value of the underlying common stock, a risk-free interest rate that corresponds to the expected life of the option, an expected option life of 5.5 to 6.25 years, and an estimate of volatility based on the market trading prices of comparative peer companies. Additionally, we reduce the amount of recorded compensation expense to allow for potential forfeitures of the options; the forfeiture rate is based on our actual historical forfeitures and has ranged from approximately 2.4 percent to 5.3 percent. For options granted to consultants, we estimate the fair value at the date of grant and at each subsequent accounting date and record compensation expense based on the fair value during the service period of the consultant, which is generally a four- or five-year vesting period. We estimate the fair value by using the Black-Scholes option pricing model with the same approach to inputs and assumptions as we use to estimate the fair value of options granted to employees, except we use the remaining term as the expected life of the option. As a result of our use of estimates, if factors change and we use different assumptions, the amount of our stock-based compensation expense could be materially different in the future. We expect to continue granting options at levels similar to our grants over the past two years. While we awarded restricted stock in 2012 and 2013, we have not awarded any in 2014 and do not plan to do so for the remainder of the year. Accordingly, we do not expect a significant change in the amount of our stock-based compensation.

Results of Operations

During 2013, our operating activities focused on testing, preparing, and enrolling patients with our ReZolve2 scaffold. During the first quarter of 2014, our activities primarily related to validation of the ReZolve2 scaffold and initial development of our Fantom scaffolds. During the second and third quarters of 2014, our activities primarily related to development and testing of Fantom and ReZolve2 clinical study patient follow-up. Additionally, in 2013 we developed our ReZolve2 commercialization plan and initiated production scale-up, including testing of advanced polymers, designs, and delivery systems. In late March 2014 we announced that our efforts for the remainder of 2014 would be focused on our Fantom program and, in connection with that announcement, we made an approximate 45 percent reduction in headcount on March 26, 2014.

Following are discussions of our 2014 operating results as compared to our 2013 operating results for our third quarter and nine-month periods.

Comparison of the Three Months Ended September 30, 2013 and September 30, 2014

Our operating results for the three-month periods indicated are as follows (dollars in thousands):

	Three Months Ended
	September 30,		Change
	2013	2014	$	%
Research and development expense	$5,088	$2,930	$(2,158)	(42)%
General and administrative expense	$2,094	$1,516	$(578)	(28)%
Interest income	$7	$1	$(6)	(86)%
Other income (expense)	$(16)	$48	$64	>100%

Research and development expense decreased $2,158,000, or 42 percent, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, primarily as a result of our change in product development from ReZolve2 to Fantom in late March 2014 and the completion of patient enrollment in the ReZolve2 clinical study in January 2014. Personnel costs decreased $633,000 in the third quarter of 2014 as compared to the third quarter of 2013 primarily as a result of the reduction in headcount on March 26, 2014. Direct materials, including purchased catheters and polymer lasing costs, decreased $510,000 and engineering consulting costs decreased $224,000 as a result of our change from ReZolve2 clinical and commercialization activities to Fantom development activities in late March 2014. Clinical costs decreased $392,000 since there were no new enrollments of clinical patients in the third quarter of 2014. Preclinical costs decreased $237,000 as we worked to complete ReZolve2 studies initiated prior to 2014 and did not initiate a similar number of new studies in 2014. We paid a one-time license fee of $100,000 for certain polymer technology during the third quarter of 2013; we had no corresponding expense during the third quarter of 2014. The remainder of the change in research and development expense between periods is due to other individually immaterial items.

General and administrative expense decreased $578,000, or 28 percent, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, primarily as a result of our reduction in headcount on March 26, 2014. Personnel costs decreased $408,000 and costs related to our International Managing Director decreased $79,000 in the third quarter of 2014 as compared to the third quarter of 2013. Legal fees decreased $77,000, primarily due to the timing of patent work and corporate matters. Travel and entertainment expenses decreased $66,000 from a combination of the headcount reduction and reduced clinical travel following completion of patient enrollments in the ReZolve2 study. Trade show costs increased $86,000 for the third quarter of 2014 compared to the third quarter of 2013 due to timing of a significant US trade show we attend annually. The remainder of the change in general and administrative expenses between periods resulted from other individually immaterial items.

Interest income decreased $6,000 for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily as a result of lower cash and investable balances on which interest is earned.

Our other income and expense primarily arises from foreign currency exchange rate fluctuations following purchases of goods or services from foreign suppliers; the third quarter change between years reflects the strengthening U.S. dollar in 2014.

Comparison of the Nine Months Ended September 30, 2013 and September 30, 2014

Our operating results for the nine-month periods indicated are as follows (dollars in thousands):

	Nine Months Ended
	September 30,		Change
	2013	2014	$	%
Research and development expense	$13,867	$10,782	$(3,085)	(22)%
General and administrative expense	$6,324	$5,768	$(556)	(9)%
Interest income	$26	$6	$(20)	(77)%
Other income (expense)	$(4)	$38	$42	>100%

Comparison of the Nine Months Ended September 30, 2013 and September 30, 2014 (continued)

Research and development expense decreased $3,085,000, or 22 percent, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, primarily as a result of our change in product development from ReZolve2 to Fantom in late March 2014, the related reduction in headcount on March 26, 2014, and the completion of patient enrollment in the ReZolve2 clinical study in January 2014. Personnel costs decreased $991,000 through the third quarter of 2014 as compared the 2013; these reductions were offset by $237,000 in severance benefits and related payroll taxes recorded during the first quarter of 2014 as a result of the headcount reduction, for a net decrease of $754,000. Direct materials, including purchased catheters and polymer lasing costs, decreased $928,000 and engineering consulting costs decreased $543,000 in 2014 as compared to 2013, primarily as a result of the change in our scaffold programs. During 2013 and the first quarter of 2014 our costs arose from ReZolve2 clinical and commercialization preparation activities and in the second and third quarters of 2014 they arose primarily from Fantom development activities, including polymer formulation, process development, and bench testing. Clinical costs decreased $569,000; we enrolled patients in the ReZolve2 clinical study from March 2013 to January 2014 and have not initiated any new clinical studies since then. Preclinical costs decreased $307,000 between years as a result of the timing of preclinical studies; ReZolve2 costs decreased as we moved to the clinical stage and Fantom preclinical studies have been minimal to-date. We paid a one-time license fee of $100,000 for certain polymer technology in 2013 for which we had no corresponding expense in 2014. Depreciation expense increased $147,000 primarily due to the addition of lab space, production equipment, and a back-up generator in 2013. The remainder of the change between periods is due to other individually immaterial items.

General and administrative expense decreased $556,000, or nine percent, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. Personnel costs decreased $490,000 in 2014 as compared to 2013; these reductions were offset by $178,000 in severance benefits and related payroll taxes recorded during the first quarter of 2014 as a result of the headcount reduction, for a net decrease of $312,000. Travel and entertainment expenses decreased $225,000 from a combination of the headcount reduction and reduced clinical travel following completion of patient enrollments in the ReZolve2 study. Other decreases included $74,000 in non-recurring ASX fees and investor relations advice and $59,000 in legal fees, primarily due to the timing of patent work and corporate matters. Increases between years included $139,000 in trade show costs, due to timing of a significant U.S. trade show we attend annually combined with increased costs, and $48,000 in insurance costs. The remainder of the change in general and administrative expenses between periods resulted from other individually immaterial items.

Interest income decreased $20,000 for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily as a result of lower cash and investable balances on which interest is earned.

Our other income and expense primarily arises from foreign currency exchange rate fluctuations following purchases of goods or services from foreign suppliers; the change between years reflects the strengthening U.S. dollar in 2014.

Liquidity and Capital Resources

Sources of Liquidity

We are considered a “development stage” enterprise since we have not yet generated revenues from the sale of products. Our development efforts have been funded with a variety of capital received from angel investors, venture capitalists, strategic partners, hedge funds, and our IPO that was completed in December 2010. Since our inception, we have received approximately $154.1 million in equity proceeds and $28.5 million from issuance of notes payable (such notes payable were converted to common stock upon our IPO in December 2010). As of September 30, 2014, we had approximately $6.3 million in cash and investments, which we believe will be sufficient to fund our operating and capital needs into the first quarter of 2015 but not beyond. We have incurred substantial losses since our inception; as of September 30, 2014, we had accumulated a deficit of approximately $218.0 million.

Sources of Liquidity (continued)

The above circumstances raise substantial doubt about our ability to continue as a going concern. We are placing significant effort into completing a financing during the fourth quarter of 2014 that would provide adequate capital resources to allow us to obtain data from our clinical trials and apply for the CE Marking. We have committed to an issuance of convertible notes and options pursuant to the Deed, which, if finalized on the terms agreed, would provide $25.0 million cash, before deducting fees and expenses, to the Company by December 31, 2014. While we have a committed transaction, there can be no assurance that it will be completed successfully and, if it is not completed, that we would be successful in raising additional capital on terms that are acceptable to us, if at all. If we are unable to raise sufficient additional capital, we may be compelled to further reduce the scope of our operations and planned capital expenditures or sell certain assets, including our intellectual property assets.

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

Cash Flows

Our cash flows for the periods indicated are as follows (dollars in thousands):

	Nine Months Ended
	September 30,
	2013	2014
Net cash used for operating activities	$(15,762)	$(14,120)
Net cash provided by investing activities	2,833	1,109
Net cash provided by financing activities	19	79
Net decrease in cash and cash equivalents	$(12,910)	$(12,932)

Net Cash Flow from Operating Activities

Net cash used for operating activities during the first nine months of 2013 primarily comprises the net loss of $20,169,000. A total of $727,000 was provided by the net changes in operating assets and liabilities. Non-cash expenses included $635,000 of depreciation and amortization and $3,031,000 of stock-based compensation.

Net cash used for operating activities during the first nine months of 2014 primarily comprises the net loss of $16,506,000. A total of $1,348,000 was used for the net changes in operating assets and liabilities. Non-cash expenses included $780,000 of depreciation and amortization and $2,940,000 of stock-based compensation.

Net Cash Flow from Investing Activities

Net cash used in investing activities during the first nine months of 2013 consisted of $1,243,000 in purchases of investment securities and $1,147,000 in purchases of lab and other equipment and leasehold improvements. These purchases were offset by $5,223,000 in receipts upon the maturity of short-term investments.

Net cash provided by investing activities during the first nine months of 2014 consisted of $1,492,000 in receipts upon the maturity of short-term investments, offset by $383,000 in purchases of lab and other equipment and leasehold improvements.

Net Cash Flow from Financing Activities

Cash provided by financing activities during the first nine months of 2013 and 2014 resulted solely from issuances of common stock upon the exercise of employee stock options. In 2014, the receipts were offset by $143,000 in costs associated with our pending financing transaction to issue convertible notes and options.

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

We believe our existing cash and investments at September 30, 2014 will be sufficient to meet our anticipated cash requirements into the first quarter of 2015, but not beyond. Accordingly, we have placed significant efforts into completing a financing during 2014 that would provide adequate capital to allow us to obtain data from our clinical trials and apply for a CE Mark on our Fantom scaffold. As of September 30, 2014, we have committed to an issuance of convertible notes and options pursuant to the Deed, which, if finalized on the terms agreed, would provide $25.0 million cash, before deducting fees and expenses, to the Company by December 31, 2014. While we have a committed transaction, there can be no assurance that it will be completed successfully and, if it is not completed, that we would be successful in raising additional capital on terms that are acceptable to us, if at all. If we are unable to raise sufficient additional capital, we may be compelled to further reduce the scope of our operations and planned capital expenditures or sell certain assets, including our intellectual property assets.

The sale of additional debt or equity securities may result in additional dilution to our stockholders. If we are successful in completing the contemplated issuance of convertible notes and options, the notes will have certain rights senior to those of our common stock and the notes will contain covenants that restrict certain operating and corporate activities, including our ability to issue further debt. We may require additional capital beyond our currently forecasted amounts. For example, we will need to raise additional funds in order to build a sales force and commercialize our products or to perform clinical trials under FDA guidelines in preparation for commercialization in the U.S. Any such additional capital, if and when needed, may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay, or eliminate some or all of our planned clinical trials, research, development, and commercialization activities, which could materially harm our business.

Our forecasts for the period of time through which our financial resources will be adequate to support our operations and the costs to complete development of products are forward-looking statements and involve risks and uncertainties, and actual results could vary materially and negatively as a result of a number of factors. We have based our estimates on assumptions that may prove to be wrong. Additionally, we could utilize our available and planned capital resources sooner than we currently expect.

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

Contractual Obligations, Commitments, and Contingencies

The following table summarizes our outstanding contractual obligations as of September 30, 2014 (dollars in thousands):

	Payments Due by Period
	< 1 Year	1-3 Years	3-5 Years	Total
Operating lease obligations	$639	$1,390	$242	$2,271
Purchase obligations	107	18	—	125
Total contractual obligations	$746	$1,408	$242	$2,396

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

We may from time to time become subject to various claims and legal actions during the ordinary course of our business. We are not party to any legal proceedings at the date of filing of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Our business is subject to various risks, including those described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which we strongly encourage you to review. In addition to those risk factors, we identified the following risk factor related to the contemplated issuance of convertible notes and options; we expect to complete such issuance of securities during the fourth quarter of 2014.

The issue of convertible notes and options, or other transactions that occur with respect to the Company’s issued securities, could cause an impairment of the Company’s tax loss carryforwards, which could be a significant asset to the Company when, and if, the Company generates taxable income in the future

The contemplated issuance of convertible notes and options pursuant to the Convertible Note Deed dated September 25, 2014, or the purchase or sale of shares (traded on the ASX in the form of CDIs) by any of the Company’s current significant securityholders, may increase the chance that we would have, or cause, a cumulative ownership change exceeding 50 percent, as defined under U.S. tax regulations. If such a cumulative ownership change occurs before our market capitalization rises significantly from its current level, our tax loss carryforwards, which were approximately $158.9 million for U.S. federal income tax purposes as of December 31, 2013, could be significantly impaired and we would lose the ability to utilize such impaired carryforwards to offset future taxable income.

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

We continue to operate our Company generally within these expected amounts, with actual expenditures for research and development activities through September 30, 2014 being proportionally higher and clinical trial expenses proportionally lower than that projected in 2010. We plan to commence clinical trials in the U.S. after we commercialize our product under a European CE Marking. Due to the regulatory requirements in the U.S. that require a study with a large number of patients, we anticipate needing additional funding in order to carry out the U.S. clinical trials.

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

REVA Medical, Inc.

Date: November 6, 2014	/s/ Robert B. Stockman
Robert B. Stockman
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2014	/s/ Katrina L. Thompson
Katrina L. Thompson
Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Filed
with
this
Exhibit		Form	Incorporated by Reference
Number	Description of Exhibits	10-Q	Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation		S-1/A	333-168852	10/22/2010
3.2	Amended and Restated Bylaws		S-1/A	333-168852	10/22/2010
3.3	Amendment No. 1 to the Amended and Restated Bylaws		8-K	000-54192	9/12/2014
4.1	Form of Stock Certificate		S-1/A	333-168852	11/12/2010
4.2	Form of Amended and Restated Investors’ Rights Agreement, by and among REVA Medical, Inc. and the holders of our preferred stock set forth therein		S-1/A	333-168852	11/12/2010
4.3	Convertible Note Deed dated September 25, 2014, by and between REVA Medical, Inc., Goldman Sachs International, and Senrigan Master Fund		8-K	000-54192	9/26/2014
10.1	Amendment #2 to Exclusive License Agreement Number 2 between Rutgers, The State University of New Jersey and REVA Medical, Inc. effective July 1, 2010 **	X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X
32.1 *	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X
99.1	Section 13 of the ASX Settlement Rules		S-1/A	333-168852	10/22/2010
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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

** Confidential treatment has been requested with respect to certain portions of this exhibit.