Form 10-Q
period 2015-03-31
REVA Medical, Inc.
filed 2015-05-14
CIK 1496268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of May 1, 2015, a total of 33,579,778 shares of the registrant’s Common Stock, $0.0001 par value per share, were outstanding.

REVA MEDICAL, INC.

FORM 10-Q — QUARTERLY REPORT

For the Quarter Ended March 31, 2015

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

PART I.  FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

REVA Medical, Inc.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	December 31,	March 31,
	2014	2015
Assets
Current Assets:
Cash and cash equivalents	$25,814	$20,583
Short-term investments	995	995
Prepaid expenses and other current assets	406	361

Total current assets	27,215	21,939

Property and Equipment, net	2,920	2,931
Other Non-Current Assets	60	60

Total Assets	$30,195	$24,930

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities:
Accounts payable	$651	$632
Accrued expenses and other current liabilities	2,213	1,182

Total current liabilities	2,864	1,814

Long-Term Liabilities:
Convertible notes payable	37,780	49,990
Common stock warrant liability	15,389	21,280
Other long-term liabilities	611	1,037

Total long-term liabilities	53,780	72,307

Total Liabilities	56,644	74,121

Commitments and Contingencies (Note 7)

Stockholders’ Equity (Deficit):
Common stock — $0.0001 par value; 100,000,000 shares authorized; 33,529,778 and 33,579,778 shares issued and outstanding at December 31, 2014 and March 31, 2015 respectively	3	3
Class B common stock — $0.0001 par value; 25,000,000 shares authorized; no shares issued or outstanding	—	—
Undesignated preferred stock — $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	226,094	226,709
Accumulated deficit	(252,546)	(275,903)

Total Stockholders’ Equity (Deficit)	(26,449)	(49,191)

Total Liabilities and Stockholders’ Equity (Deficit)	$30,195	$24,930

The accompanying notes are an integral part of these financial statements.

REVA Medical, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2014	2015

Operating Expense:
Research and development	$4,879	$3,264
General and administrative	2,393	1,589

Loss from operations	(7,272)	(4,853)

Other Income (Expense):
Interest income	3	3
Interest expense	—	(465)
Loss on change in fair value of convertible notes payable and warrant liability	—	(18,101)
Other income (expense)	(7)	59

Other income (expense)	(4)	(18,504)

Net Loss and Comprehensive Loss	$(7,276)	$(23,357)

Net Loss Per Common Share:
Net loss per share, basic and diluted	$(0.22)	$(0.70)
Shares used to compute net loss per share, basic and diluted	33,339,779	33,468,431

The accompanying notes are an integral part of these financial statements.

REVA Medical, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2014	2015
Cash Flows from Operating Activities:
Net loss	$(7,276)	$(23,357)
Non-cash adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	264	260
Stock-based compensation	1,142	555
Interest on convertible notes payable	—	465
Loss on change in fair value of convertible notes payable and warrant liability	—	18,101
Other non-cash expenses	5	3
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	62	45
Accounts payable	(401)	(9)
Accrued expenses and other current liabilities	(411)	(986)
Long-term liabilities	(34)	(39)

Net cash used for operating activities	(6,649)	(4,962)

Cash Flows from Investing Activities:
Purchases of property and equipment	(216)	(281)
Maturities of investments	498	—

Net cash provided by (used for) investing activities	282	(281)

Cash Flows from Financing Activities:
Proceeds from issuances of common stock	170	62
Costs of issuing convertible notes payable and warrants	—	(50)

Net cash provided by financing activities	170	12

Net decrease in cash and cash equivalents	(6,197)	(5,231)
Cash and cash equivalents at beginning of period	19,229	25,814

Cash and Cash Equivalents at End of Period	$13,032	$20,583

Supplemental Non-Cash Information:
Property and equipment in accounts payable	$76	$2

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

We do not yet have a product available for sale; our product(s) will become available following completion of required clinical studies with acceptable data and when, and if, we receive regulatory approval. We are currently developing and testing a bioresorbable stent to treat vascular disease in humans. This stent, which we have named Fantom, was first implanted in humans during December 2014. We are currently enrolling up to 110 patients in a clinical trial with Fantom from which we will obtain follow-up data at a six-month time point; we expect to complete enrollment in this trial prior to December 31, 2015. If this data has acceptable safety and efficacy results, we intend to apply for a European CE Marking, the regulatory approval that would allow us to commercialize Fantom in Europe.

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

Basis of Presentation:  We have prepared the accompanying consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the SEC for reporting of interim financial information and, therefore, certain information and footnote disclosures normally included in annual financial statements have been omitted. Accordingly, these interim financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and with the audited financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Our consolidated financial statements include the accounts of REVA and our wholly owned subsidiary. All intercompany transactions and balances, if any, have been eliminated in consolidation. These interim consolidated financial statements are unaudited; the consolidated balance sheet as of December 31, 2014 was derived from the Company’s audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. The interim financial statements have been prepared on the same basis as our annual financial statements and, in our opinion, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair statement of the results of these interim periods have been included. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other interim period.

Capital Resources:  We had cash and investments totaling $21,578,000 as of March 31, 2015, which we believe will be sufficient to fund our operating and capital needs for at least the next year. We have experienced recurring losses and negative cash flows from operating activities since our inception and, as of March 31, 2015, we had an accumulated deficit of $275,903,000. Until we generate revenue, and at a level to support our cost structure, we expect to continue to incur substantial operating losses and net cash outflows. Even if we do attain revenue, we may never become profitable and even if we do attain profitable operations, we may not be able to sustain that profitability or positive cash flows on a recurring basis. We may need to raise further capital in the future to fund our operations until such time as we can sustain positive cash flows. If we are unable to raise sufficient additional capital when needed, we may be compelled to reduce the scope of our operations and planned capital expenditures or sell certain assets, including our intellectual property assets.

Use of Estimates:  In order to prepare our financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Our most significant estimates relate to the fair value of our convertible notes payable, the fair value of our warrant liability, our operating expense accruals, including clinical study expenses, and stock-based compensation. Actual results could differ from our estimates.

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

2.  Fair Value Measurements

We measure the fair value of our financial and non-financial assets and liabilities at each reporting date in accordance with the fair value hierarchy according to GAAP, which requires that fair value measurements be classified and disclosed in one of the following three categories:

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

	Level 2	Level 3
	(in thousands)
Fair Value at December 31, 2014:
Assets:
Certificates of deposit due in one year or less	$991	$—

Liabilities:
Convertible notes payable	$—	$37,780
Common stock warrant liability	—	15,389

	$—	$53,169

Fair Value at March 31, 2015:
Assets:
Certificates of deposit due in one year or less	$993	$—

Liabilities:
Convertible notes payable	$—	$49,990
Common stock warrant liability	—	21,280

	$—	$71,270

Our Level 2 financial assets consist of certificates of deposit (“CDs”) that are held to maturity and carried at cost; their fair value is determined each reporting period through quoted market prices of similar instruments in active markets. Unrealized losses on these CDs as of December 31, 2014 and March 31, 2015 were $4,000 and $2,000, respectively.

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

2.  Fair Value Measurements (continued)

Our Level 3 financial liabilities, which are recurring, consist of convertible notes payable (the “Notes”) and warrants for the purchase of common stock, all of which were issued on November 14, 2014. The fair values of these liabilities are determined utilizing a binomial valuation model, which requires use of unobservable inputs that are determined by management, with the assistance of independent experts. These inputs represent our best estimates, but involve certain inherent uncertainties. We used the market value of the underlying stock, a life equal to the contractual life of the financial instrument, incremental borrowing rates and bond yields that correspond to instruments of similar credit worthiness and the instrument’s remaining life, an estimate of volatility based on the historical prices of our trading securities, and we made assumptions as to our abilities to test and commercialize our product(s), to obtain future financings when and if needed, and to comply with the terms and conditions of our Notes. A summary of the assumptions used to value the Notes and warrants is as follows:

	December 31,	March 31,
	2014	2015

Market price per share of common stock	$3.35	$4.34
Risk-free interest rate	2.30%	1.81%
Expected volatility of common stock	87.2%	86.4%
Expected life — years	4.87	4.63
Bond yield of equivalent securities	28.4%	28.8%

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

A total of $18,101 in unrealized losses arising from the change in fair value on our Level 3 financial liabilities was recorded during the three months ended March 31, 2015. Our Level 3 fair value activity during the current reporting period is as follows:

Level 3
(in thousands)

Balance at December 31, 2014	$53,169

Losses from Change in Fair Value:
Convertible notes payable	12,210
Warrants to purchase common stock	5,891

Balance at March 31, 2015	$71,270

3.  Convertible Notes Payable and Warrants to Purchase Common Stock

In November 2014, we issued 250 convertible notes payable, each with a face value of $100,000, for total cash proceeds of $25,000,000. The Notes are convertible into 11,506,155 shares of common stock, which is a conversion rate of $2.17275 per share. The Notes are convertible at any time at the holders’ election, except the Notes will automatically convert in the case where we have received a CE Mark approval for our Fantom product and have sustained a market trading price of A$0.60 per CDI for 20 consecutive trading days. The Notes mature on November 14, 2019, if not converted or redeemed earlier. Interest accrues on the Notes at the rate of 7.54 percent per annum, compounded annually, and is payable upon redemption or maturity; accrued interest is not payable or convertible upon conversion of the Notes. The Notes provide the holders a one-time option for cash redemption in January 2017, if not previously converted or redeemed, for the face value plus accrued interest.

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

3.  Convertible Notes Payable and Warrants to Purchase Common Stock (continued)

Following an analysis of the embedded and derivative features of the Notes upon their issuance in 2014, and a projection of the volatility of their effective interest rates under the cost method, we elected to utilize fair value accounting for the Notes. Management believes the fair value method of accounting provides a more appropriate presentation of these liabilities than would be provided under the cost method. The fair value of the Notes as of March 31, 2015 was calculated to be $49,990,000, which was $24,990,000 more than the unpaid principal balance of the Notes. The change in fair value of the Notes between December 31, 2014 and March 31, 2015 of $12,210,000 was recorded as a loss in the consolidated statement of operations.

In connection with issuing the Notes in November 2014, we issued warrants to the noteholders to purchase up to 8,750,000 shares of common stock at $2.17275 per share. The warrants are exercisable immediately and expire in November 2019. The exercise price of the warrants will increase to $2.6073 per share if, and when, we achieve full enrollment in our clinical trial of Fantom with the required number of patients that would provide data for a CE Mark application. None of the warrants had been exercised as of March 31, 2015.

The fair value of the warrants as of March 31, 2015 was calculated to be $21,280,000. The change in fair value of the warrant liability between December 31, 2014 and March 31, 2015 of $5,891,000 was recorded as a loss in the consolidated statement of operations.

4.  Balance Sheet Details

Property and Equipment and Accrued Expenses:  Components of our property and equipment and accrued expenses and other current liabilities are as follows:

	December 31,	March 31,
	2014	2015
	(in thousands)
Property and equipment:
Furniture, office equipment, and software	$648	$649
Laboratory equipment	5,187	5,447
Leasehold improvements	2,361	2,371

	8,196	8,467
Accumulated depreciation and amortization	(5,276)	(5,536)

	$2,920	$2,931

Accrued expenses and other current liabilities:
Accrued salaries and other employee costs	$1,315	$497
Accrued operating expenses	769	556
Accrued use taxes and other	129	129

	$2,213	$1,182

5.  Income Taxes

We have reported net losses for all periods through March 31, 2015; therefore, no provision for income taxes has been recorded since our inception. The net operating loss carryforwards arising from our net losses may be available to offset future taxable income for income tax purposes; however, under Internal Revenue Code (“IRC”) Sections 382 and 383, use of the net operating loss carryforwards, as well as our research tax credit carryforwards, may be limited based on cumulative changes in ownership. We have established a valuation allowance against our net deferred tax assets due to the uncertainty surrounding the realization of those assets and we, therefore, have no deferred asset or liability balance for any reporting period. We periodically evaluate the recoverability of the deferred tax assets and, when it is determined that it is more-likely-than-not that the deferred tax assets are realizable, the valuation allowance will be reduced. Due to our valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

6.  Stock-Based Compensation

The Plan: Our 2010 Equity Incentive Plan, as amended (the “Plan”), provides for grants of incentive and non-qualified stock options for purchase of our common stock at a price per share equal to the closing market price on the date of grant and for awards of restricted stock units and restricted stock for no consideration payable by the recipient. The number of shares reserved for issuance under the Plan may be increased annually by up to three percent of the outstanding stock of the Company and on January 1, 2015, an additional 1,002,893 shares were reserved for issuance under the Plan. An aggregate of 8,209,153 shares are reserved for issuance under the Plan as of March 31, 2015. All stock issuances under the Plan are made with new shares from our authorized but unissued common stock. The term of grants and awards under the Plan may not exceed ten years.

Employees, non-employee directors, and consultants are eligible to participate in the Plan. For purposes of determining stock-based compensation expense, we include non-employee directors with employees; we account for consultant compensation expense separately.

No tax benefits arising from stock-based compensation have been recognized in the consolidated statements of operations and comprehensive loss through March 31, 2015.

Option activity under the Plan is as follows:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price

Balance at December 31, 2013	4,046,650	$7.15
Granted	637,000	$3.53
Cancelled	(180,500)	$6.61
Exercised	(259,725)	$0.95

Balance at December 31, 2014	4,243,425	$7.01
Granted	352,500	$4.00
Cancelled	(107,342)	$4.71
Exercised	(50,000)	$1.25

Balance at March 31, 2015	4,438,583	$6.89

The majority of options granted prior to 2015 vest over four years, with 25 percent vesting on the one-year anniversary of the vesting commencement date and 75 percent in equal monthly installments thereafter and those options are exercisable at any time but, if exercised, are subject to a lapsing right of repurchase by us at the exercise price until fully vested. During March 2015, we granted a total of 316,000 options that vest based on certain performance achievements of the Company. We estimated the vesting term, which ranges from approximately nine months to two years with a weighted average vesting term of 15 months, on the date of grant based on our internal timelines and operating projections.

During July 2012, January 2013, and May 2013 we awarded 33,000 shares, 40,000 shares, and 47,500 shares, respectively, of restricted stock; 25 percent of each award vests on each annual anniversary date of the award. Through March 31, 2015, none of the restricted stock has been cancelled.

During March 2015, we awarded 824,200 restricted stock units (“RSUs”) to employees. Each RSU entitles the employee to one share of our common stock upon vesting. The RSUs vest based on certain performance achievements of the Company. We estimated the vesting term, which ranges from approximately 14 months to two years with a weighted average vesting term of 17 months, on the date of award based on our internal timelines and operating projections. Through March 31, 2015, none of the RSUs have vested and none have been cancelled.

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

6.  Stock-Based Compensation (continued)

Grants and Awards to Employees:  We account for option grants, restricted stock awards, and RSU awards to employees based on their estimated fair values on the date of grant or award, with the resulting stock-based compensation recorded over the vesting period on a straight-line basis. For the options and RSUs that vest upon performance achievements, we additionally estimate the probability that the performance targets will be met and record only the compensation expense based on these probabilities during the vesting period; during the three months ended March 31, 2015, the probabilities assigned to such options and RSUs ranged from 50 percent to 80 percent. Stock-based compensation arising from employee options and awards under the Plan is as follows:

	Three Months Ended March 31,
	2014	2015
	(in thousands)
Research and development	$288	$295
General and administrative	778	232

Total stock-based compensation	$1,066	$527

The fair value of restricted stock and RSUs awarded is equal to the closing market price of our common stock on the date of award. The fair value of options granted was estimated using the following weighted-average assumptions:

	Three Months Ended March 31,
	2014	2015

Risk-free interest rate	2.27%	1.69%
Expected volatility of common stock	59.3%	56.4%
Expected life in years	6.25	5.71
Dividend yield	0%	0%

The assumed risk-free interest rate was based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected life of the option. The assumed volatility was calculated from the historical market prices of a selected group of publicly traded companies considered to be our peers; we use peer group data due to the fact that we have limited historical trading data. For options that vest based on passage of time, the expected option life was calculated using the simplified method under the accounting standard for stock compensation and a ten-year option expiration; we use the simplified method because we do not yet have adequate history as a public company to establish a reasonable expected life. For options that vest based on performance achievements, the expected life was calculated based on the vesting periods estimated by management and a ten-year option expiration. The expected dividend yield of zero reflects that we have not paid cash dividends since inception and do not intend to pay cash dividends in the foreseeable future. The options granted to employees during the three months ended March 31, 2015 had a weighted average grant date fair value of $2.07.

The aggregate intrinsic value of options exercised during the three months ended March 31, 2014 and 2015 was $557,000 and $135,000, respectively.

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

6.  Stock-Based Compensation (continued)

Stock Options to Consultants:  We account for stock options granted to consultants at their fair value. Under this method, the fair value is estimated at each reporting date during the vesting period using the Black-Scholes option-pricing model. The resulting stock-based compensation expense, or income if the fair value declines in a reporting period, is recorded over the consultant’s service period. Options to purchase 110,000 shares of common stock were granted to consultants during the three months ended March 31, 2014; no options were granted to consultants during the three months ended March 31, 2015. Stock-based compensation expense or (income) arising from consultant options granted under the Plan is as follows:

	Three Months Ended March 31,
	2014	2015
	(in thousands)
Research and development	$79	$1
General and administrative	(3)	27

Total stock-based compensation	$76	$28

The weighted-average fair value of unvested consultant options at March 31, 2014 and 2015 was estimated to be $0.73 and $2.60 per share, respectively, based on the following weighted-average assumptions:

	March 31,
	2014	2015

Risk-free interest rate	2.68%	1.94%
Expected volatility of common stock	59.3%	57.2%
Expected life in years	9.45	8.83
Dividend yield	0%	0%

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

7.  Commitments and Contingencies

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

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

8.  Net Loss Per Common Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method and the if-converted method, as applicable. For purpose of this calculation, common stock options and restricted stock subject to forfeiture are considered to be common stock equivalents and are included in the calculation of diluted net loss per share only when their effect is dilutive. For the three month reporting periods, the following weighted average shares were excluded from the computation of diluted net loss per share because including them would have been antidilutive.

	Three Months Ended March 31,
	2014	2015

Options to purchase common stock	4,293,388	4,320,093
Unvested restricted stock	103,694	73,569
Restricted stock units	—	210,629
Warrants to purchase common stock	—	8,750,000
Common share equivalents from convertible notes	—	11,506,156

Total weighted average shares excluded	4,397,082	24,860,447

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q and with our consolidated financial statements and the related notes thereto that are contained in our Annual Report on Form 10-K for the year ended December 31, 2014. In addition to historical information, the following discussion and analysis includes forward-looking statements that involve risks, uncertainties, and assumptions. Forward-looking statements are all statements other than statements of historical facts, such as those statements regarding the projected timing and plans to complete clinical and regulatory evaluations, projected timing of our receipt of regulatory approvals and commencement of commercial sales, projected timing and plans to develop pipeline products, anticipated future net losses from operations, projected timing and objectives for future financing transactions, and anticipated cash and capital requirements.

We caution readers that forward-looking statements are not guarantees of future performance and actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” in our Form 10-K for the year ended December 31, 2014. Investors are cautioned that many of the assumptions on which our forward-looking statements are based are likely to change after our forward-looking statements are made. Further, we may make changes to our business plans that could or will affect our results. We caution investors that we do not intend to update our forward-looking statements more frequently than quarterly notwithstanding any changes in our assumptions, changes in our business plans, our actual experience, or other changes, and we undertake no obligation to update any forward-looking statements.

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

We are currently enrolling patients in a clinical trial of our Fantom scaffold. We intend to enroll up to 110 patients in this trial during 2015, obtain follow-up data at a six-month time point, and if this data has acceptable safety and efficacy results, apply for regulatory approval in mid-2016. We also intend to enroll up to 110 supplemental patients with Fantom to obtain data to support a potential commercial distribution arrangement. Prior to developing Fantom, we had enrolled a total of 165 patients in three clinical trials between June 2007 and January 2014 with predecessor scaffolds that were developed utilizing our proprietary x-ray visible polymer in combination with our “slide and lock” stent design. While these predecessor scaffolds demonstrated viability of the technology, we believe the enhanced characteristics of Fantom better position it for commercial success. Fantom’s enhanced features include a unibody design, lower strut thickness, smaller crossing profile, optimized polymer properties, and streamlined manufacturing processes, while still maintaining all the beneficial features of our prior scaffolds. In March 2014 we announced Fantom as our sole focus for development and testing and concurrently reduced headcount by approximately 45 percent and reduced other overhead costs to a lesser extent.

Our current plan is to apply for European CE Marking, the regulatory approval that would allow us to sell our scaffolds in Europe and other countries that recognize the CE Mark. When, and if, we receive CE Mark approval, we will evaluate how best to implement our sales, marketing, and distribution strategies for commercialization. While our Fantom scaffold could be approved for sale in late 2016 or early 2017, our efforts to generate substantial revenue and achieve positive cash flows from our operations may take several years, even if our clinical results are favorable.

In order to produce quantities of our scaffold large enough to accommodate commercial needs, when that time arrives, we will need to scale up our manufacturing processes and expand our capabilities to allow for such things as additional scaffold sizes. We have developed plans and have begun implementation of the methods and processes for such manufacturing scale-up, including work on additional product sizes. We will continue implementation of manufacturing preparedness through 2015 and as we approach commercialization.

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

We perform all of our research and development activities from one location in San Diego, California. As of March 31, 2015, we had 51 employees, a majority of which are degreed professionals and six of whom are PhDs. We leverage our internal expertise with contract research and preclinical laboratories, outside catheter manufacturing, and other outside services as needed. We have three clean rooms and multiple engineering and chemistry labs at our facility, in addition to our corporate and administrative office. We are ISO certified to the medical device standard 13485:2012 and intend to maintain the certification to support our commercialization plans.

In November 2014, we completed a financing to provide ongoing capital for our operations, including the Fantom clinical trial and application for CE Mark. This financing comprised the issuance of 250 senior unsecured convertible notes, each with a face value of $100,000, and warrants to purchase 8,750,000 shares of our common stock. We received cash proceeds of $25.0 million from the notes and have the potential to receive up to an additional $22.8 million cash proceeds when, and if, the warrants are exercised. Both the notes and the warrants have a five-year maturity or expiration, respectively.

We have not yet developed a product to a saleable stage and we have not, therefore, generated any product or other revenues. Our development efforts have been funded with a variety of capital received from angel investors, venture capitalists, strategic partners, hedge funds, the proceeds from our IPO in 2010, and the issuance of convertible notes in November 2014. Since our inception, we have received approximately $153.9 million in equity proceeds and $53.5 million from issuances of notes payable ($28.5 million of the notes payable were converted to common stock upon our IPO in 2010). As of March 31, 2015, we had approximately $21.6 million in cash and investments available for operations, which we believe will be sufficient to fund our operating and capital needs for at least the next year. We have incurred substantial losses since our inception; as of March 31, 2015, we had accumulated a deficit of approximately $275.9 million.

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

Historically, our research and development expenses have represented between 70 and 75 percent of our total operating expenses. Upon our change in development programs to Fantom in early 2014, we saw a decrease in research and development expenses, primarily due to a concurrent reduction in headcount by approximately 46 percent upon the change and a reduction of other development and clinical trial expenses due to the earlier stage of development for Fantom compared to the predecessor program. Research and development expenses as a percentage of our total operating expenses were 65 percent for the year ended December 31, 2014 and 67 percent for the three months ended March 31, 2015. We expect our research and development expense to continue to increase during the remainder of 2015 as we continue the clinical enrollment and testing of Fantom. We are currently enrolling up to 110 patients in the clinical trial with Fantom. We plan to obtain follow-up data at a six-month time point, and if this data has acceptable safety and efficacy results, apply for regulatory approval of Fantom in mid-2016. We also plan to enroll up to 110 supplemental patients with Fantom to obtain data for other business purposes. We expect to incur increasing expenses in the future for development of final manufacturing processes and equipment as we prepare for commercialization and as we research the feasibility of developing additional products from technology in our intellectual property portfolio.

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

Historically, our general and administrative expenses have represented between 25 and 30 percent of our total operating expenses; they represented 35 percent of total operating expenses for the year ended December 31, 2014 and 33 percent for the three months ended March 31, 2015. We anticipate that we will continue to invest in patents at similar levels as we have in the past. Additionally, we anticipate that we will expand our corporate infrastructure in late 2015 and 2016 to continue to support the needs of being a public company and to prepare for commercial sales of our products, which will increase our general and administrative expenses accordingly. We also expect to begin to incur sales and marketing expenses beginning in 2016 as we prepare for product sales in the event we receive CE Marking.

Other Income and Expense:  Since our IPO in 2010 and through October 2014, our other income and expense was relatively immaterial and primarily comprised interest income on investments and gains and losses from foreign currency fluctuations. Following our issuance of convertible notes and warrants in November 2014, the components of other income and expense also include interest expense on the notes and losses related to the changes in fair values of both the notes and warrants. We recorded the notes and warrants at fair value upon issuance and we remeasure their fair values at each reporting date. If those fair values change, we record a corresponding gain (upon a decrease in fair value) or loss (upon an increase in fair value) in the consolidated statement of operations. Accordingly, we expect our other income and expense to fluctuate, and possibly fluctuate by a significant amount, in future periods by the gains or losses on changes in fair value until such time as the notes are either converted into common stock or repaid and the warrants are either exercised or expire. Also, we will continue to accrue and record interest expense on the notes at the rate of 7.54 percent per annum until they are either converted or repaid. We do not expect any material changes in interest income or foreign currency gains or losses during the remainder of 2015.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. In preparing our financial statements and related disclosures, we are required to use estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, stockholders’ equity, expenses, and the presentation and disclosures related to those items. We base our estimates and assumptions on historical experience and other factors that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis; changes in our estimates and assumptions are reasonably likely to occur from period to period. Additionally, actual results could differ significantly from the estimates we make. To the extent there are material changes in our estimates or material differences between our estimates and our actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.

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

Stock-Based Compensation:  We recognize stock-based compensation expense in connection with stock option grants and restricted stock and restricted stock unit (“RSU”) awards to employees, directors, and consultants. We have granted options and restricted stock that vest based on the passage of time and we have granted options and RSUs that vest based on achievement of performance milestones.

For awards to employees and directors, we determine the amount of compensation expense by estimating the fair value of the option, stock, or RSU on the date award, with the resulting stock-based compensation recorded over the vesting period, which ranges from one to four years, on a straight-line basis. For stock options and RSUs that vest upon performance achievements, we additionally estimate the probability that the performance targets will be met and record only the portion of the compensation expense that represents these probabilities; during the three months ended March 31, 2015, the probabilities assigned to such options and RSUs ranged from 50 percent to 80 percent. All stock-based compensation expense is recorded as either research and development or general and administrative expense based on a recipient’s work classification. For stock options, we estimate the fair value by using the Black-Scholes option pricing model. For the model inputs, we use the fair value of the underlying common stock, a risk-free interest rate that corresponds to the expected life of the option, an expected option life of 6.25 years, and an estimate of volatility based on the market trading prices of comparative peer companies. The fair value of restricted stock and RSUs awarded is equal to the closing market price of our common stock on the date of award.  Additionally, we reduce the amount of recorded compensation expense to allow for potential forfeitures of the options; the forfeiture rate is based on our actual historical forfeitures and has ranged from approximately 2.3 percent to 3.4 percent.

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

As a result of our use of estimates for the fair value calculations and the performance-based achievement probabilities, if factors change and we use different assumptions, the amount of our stock-based compensation expense could fluctuate materially in the future. Also, we expect to increase the level of awards for options, restricted stock, and/or RSUs as we expand our workforce and prepare for commercialization, which could result in an increase of our stock-based compensation in the future.

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

We elected to account for the convertible notes we issued in November 2014 at fair value, which does not require separate accounting for derivative features. On the issue date, we record the difference, if any, between the issue price of the notes and their fair value as a gain or loss in the consolidated statement of operations. Until such time as the notes are converted into common stock or repaid, we accrue interest on the notes at the stated interest rate. We additionally remeasure the fair value of the notes at each reporting date and record a gain (upon decrease in fair value) or loss (upon an increase in fair value) for any change in fair value. Fair value is determined using a binomial valuation model, which requires the use of subjective assumptions, including unobservable inputs that are supported by little or no market activity. The assumptions represent our best estimates, but involve certain inherent uncertainties. Inputs to the model include the market value of the underlying stock, a life equal to the contractual life of the notes, incremental borrowing rates that correspond to debt with similar credit worthiness, estimated volatility based on the historical prices of our trading securities, and we make assumptions as to our abilities to test and commercialize our product(s), to obtain future financings when and if needed, and to comply with the terms and conditions of the notes. Since the determination of fair value is complex and involves the use of subjective assumptions, if our assumptions, estimates, or modeling approaches change and we use different assumptions or methods, our fair values could be materially different in the future.

Common Stock Warrants:  We record the fair value of the warrants we have issued for the purchase of common stock as a liability since they call for issuance of registered shares upon exercise, a condition that we may not be able to accommodate and which would then result in a net settlement of the warrants. Until the time the warrants are exercised or expire, the fair value is assessed at each reporting date utilizing a binomial valuation model with the same approach to inputs and assumptions as we use to estimate the fair value of our notes payable. Any change in fair value is recorded as a gain (upon a decrease in fair value) or loss (upon an increase in fair value) in the consolidated statement of operations. Since the determination of fair value of the warrants is complex and involves the use of subjective assumptions, if our assumptions, estimates, or modeling approaches change and we use different assumptions or methods, our fair values could be materially different in the future.

Results of Operations

During the first quarter of 2014, our operating activities focused on testing and commercial preparation of a predecessor version scaffold. In March 2014 we announced our Fantom scaffold as our sole focus for development and testing and concurrently reduced headcount by approximately 45 percent and reduced other overhead costs to a lesser extent. In addition to the development and testing of Fantom in 2014, we began the initial human clinical trial of Fantom in December of 2014. During the first quarter of 2015, our operating activities have consisted of further refinement of Fantom and clinical activities to support enrollment of patients with Fantom.

In November 2014, we issued 250 senior unsecured convertible notes, each with a face value of $100,000, and warrants to purchase 8,750,000 shares of our common stock. We received cash proceeds of $25.0 million from the notes. We account for the notes and warrant liability at their fair values and have recognized losses in the consolidated statement of operations for increase in fair value since the issuance date.

Comparison of the Three Months Ended March 31, 2014 and 2015

Our operating results for the three-month periods indicated are as follows (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2014	2015	$	%

Research and development expense	$4,879	$3,264	$(1,615)	(33)%
General and administrative expense	$2,393	$1,589	$(804)	(34)%
Interest expense	$—	$465	$465	100%
Loss on change in fair values of convertible notes and warrant liability	$—	$18,101	$18,101	100%
Other income (expense)	$(4)	$62	$66	>100%

Research and development expense decreased $1,615,000, or 33 percent, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This decrease was primarily a result of our change in product development and testing focus to Fantom in late March 2014, the related reduction in headcount on March 26, 2014, and the completion of patient enrollment in a predecessor scaffold clinical study in January 2014. Personnel costs, including benefits and stock-based compensation, decreased $587,000 primarily due to the approximate 46 percent decrease in headcount during March 2014; an additional $237,000 in severance benefits and payroll taxes recorded in 2014 was not repeated in 2015. Preclinical study costs decreased $368,000 between comparative periods due to the timing and type of testing performed. Direct materials, including purchased catheters and polymer lasing costs, decreased $270,000 because of the type and timing of Fantom development work in 2015 compared to the predecessor scaffold testing and scale-up work performed in 2014. The remainder of the change in research and development expenses between periods resulted from individually immaterial changes in clinical costs, lab supplies, quality control, engineering services, depreciation, and facilities expenses.

General and administrative expense decreased $804,000, or 34 percent, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. A combination of items contributed to this decrease. Personnel costs, including benefits and stock-based compensation expense, decreased $689,000 primarily due to a decrease of $514,000 in stock compensation upon final vesting of stock option grants made in 2010 for which there were no corresponding grants in 2015. Other personnel costs decreased $178,000 due to an approximate 44 percent decrease in headcount during March 2014. The remainder of the change in general and administrative expenses between periods was due to individually immaterial changes in travel and entertainment expenses, investor relations costs, office supplies, audit fees, depreciation, insurance, franchise taxes, and other overhead expenses.

Our other non-operating expenses during the first quarter of 2015 primarily arose from the issuance of convertible notes and warrants in November 2014. Interest expense of $465,000 on the convertible notes accrued during the three months ended March 31, 2015. We additionally recorded a $18,101,000 loss on the change in fair value of the notes and warrants during the three months ended March 31, 2015. Interest income was $3,000 and other income, which primarily arose from exchange rate gains, was $59,000 for the three months ended March 31, 2015.

Liquidity and Capital Resources

Sources of Liquidity

We are in the clinical testing phase of product development, but have not commercialized or generated revenue from the sale of any products and have incurred losses since our inception in June 1998. We do not anticipate having a product available for sale unless, and until, we successfully receive CE Marking or other regulatory approval, which we do not anticipate will occur until late 2016 at the earliest. We anticipate that we will continue to incur substantial net losses and cash outflows through at least 2016 as we continue our development work, conduct and complete preclinical and clinical trials, expand our corporate infrastructure, and prepare for the potential commercial launch of our products.

Our development efforts have been funded with a variety of capital received from angel investors, venture capitalists, strategic partners, hedge funds, the proceeds from our IPO in 2010, and the issuance of convertible notes in November 2014. Since our inception, we have received approximately $153.9 million in equity proceeds and $53.5 million from issuance of notes payable ($28.5 million of the notes payable were converted to common stock upon our IPO in 2010). As of March 31, 2015, we had approximately $21.6 million in cash and investments available for operations. We have incurred substantial losses since our inception; as of March 31, 2015, we had accumulated a deficit of approximately $275.9 million. The financing that we completed in November 2014 is intended to provide the ongoing capital for our operations, including the Fantom clinical trial and application for CE Mark. This financing was completed with the issuance of 250 senior unsecured convertible notes payable, each with a face value of $100,000, and warrants to purchase 8,750,000 shares of our common stock. We received gross cash proceeds of $25.0 million from the notes and have the potential to receive up to an additional $22.8 million cash proceeds when, and if, the warrants are exercised. Both the notes and the warrants have five-year lives.

We expect our losses to continue for the next several years as we continue our development work, clinical studies, and preparations for commercialization. In order to successfully transition to profitable operations, we will need to achieve a level of revenues and product margins to support the Company’s cost structure. Until such time as we generate positive cash flow, we plan to continue to fund our operating and capital needs by utilizing our current cash and investments and by raising additional capital through equity or debt financings, strategic or other transactions, or through the exercise of the warrants issued in November 2014. We currently have no set plans for raising additional capital.

Cash Flows

Our cash flows for the periods indicated are as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2014	2015

Net cash used for operating activities	$(6,649)	$(4,962)
Net cash provided by (used for) investing activities	282	(281)
Net cash provided by financing activities	170	12

Net decrease in cash and cash equivalents	$(6,197)	$(5,231)

Net Cash Flow from Operating Activities

Net cash used for operating activities during the first three months of 2014 primarily reflects the net loss of $7,276,000 and the changes in operating assets and liabilities of $784,000. These items were offset by non-cash expenses of $1,142,000 for stock-based compensation, $264,000 of depreciation and amortization, and $5,000 of other non-cash expense.

Net cash used for operating activities during the first three months of 2015 primarily reflects the loss from operations of $4,853,000 and the changes in operating assets and liabilities of $989,000. These items were offset by non-cash expenses of $555,000 for stock-based compensation, $260,000 of depreciation and amortization, and $3,000 of other non-cash expense. The accrued interest on convertible notes and the loss on change in fair value of convertible notes and warrant liability were non-cash items that had no effect on cash flows.

Net Cash Flow from Investing Activities

Net cash provided by investing activities during the first three months of 2014 consisted of $498,000 in receipts upon the maturity of short-term investments, offset by $216,000 in purchases of lab and other equipment.

Net cash used for investing activities during the first three months of 2015 consisted of the purchase of lab and other equipment.

Net Cash Flow from Financing Activities

Cash provided by financing activities during the first three months of 2014 resulted solely from issuances of common stock upon the exercise of employee and consultant stock options.

Cash provided by financing activities during the first three months of 2015 resulted from $62,000 in proceeds from the issuance of common stock upon exercise of employee stock options, offset by payment of $50,000 in issuance costs from the financing completed in November 2014.

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

We had cash and investments totaling $21.6 million as of March 31, 2015; we believe that these resources will be sufficient to meet our anticipated cash requirements during the next year. Additionally, the terms of the warrants that we issued in November 2014, which have a five-year life, call for the warrants to be exercised in cash, if they are exercised at all. We issued a total of 8,750,000 warrants; their exercise price is set at $2.17275 per share until such time as we complete enrollment of the CE Mark clinical trial of our Fantom scaffold; the exercise price increases to $2.6073 per share upon completion of enrollment, which we expect could occur during the third quarter of 2015. If the warrants are exercised, we have the potential to receive up to $22.8 million cash proceeds.

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

Contractual Obligations, Commitments, and Contingencies

The following table summarizes our outstanding contractual obligations as of March 31, 2015 (dollars in thousands):

	Payments Due by Period
	< 1 Year	1-3 Years	Total

Operating lease obligations	$649	$1,290	$1,939
Purchase obligations	68	15	83

Total contractual obligations	$717	$1,305	$2,022

Off-Balance Sheet Arrangements

Not applicable.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

We may from time to time become subject to various claims and legal actions during the ordinary course of our business. We are not party to any legal proceedings at the date of filing of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Our business is subject to various risks, including those described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which we strongly encourage you to review. There have been no material changes during the three months ended March 31, 2015, from the risk factors disclosed in Item 1A of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

In December 2010, we closed our initial public offering (“IPO”), in which we sold 77,272,730 CDIs, representing 7,727,273 shares of our common stock, at a price to the public of A$1.10 per CDI or A$11.00 per share. The aggregate offering price for CDIs sold in the offering was A$85.0 million (which equated to approximately US$84.3 million). The offer and sale of all of the CDIs in the initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-168852). We raised approximately $76.2 million in net proceeds after deducting placement agent fees and other offering expenses.

Through December 31, 2014, we had used approximately 96 percent of the IPO proceeds; during the three months ended March 31, 2015, we used the remainder. The proceeds were used in a manner generally consistent with our projections at the time of the IPO, as follows:

•            $40.0 million was projected to be used for research and development activities, including advancement of our scaffolds and development of pipeline products, if any. Approximately $42.0 million was used for R&D.

•            $10.0 million was projected to be used for clinical trials and approximately $6.0 million was used for that purpose.

•            $4.0 million was projected to be used for commercial infrastructure, including manufacturing capacity expansion. Approximately $4.0 million was used for R&D equipment, laboratory improvements, and related infrastructure.

•            The balance of the proceeds was expected to be used for working capital and other general corporate purposes and they were used for those purposes.

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

REVA Medical, Inc.

Date: May 14, 2015	/s/ Robert B. Stockman
Robert B. Stockman
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2015	/s/ Katrina L. Thompson
Katrina L. Thompson
Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Filed
with this
Exhibit		Form	Incorporated by Reference
Number	Description of Exhibits	10-Q	Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation		S-1/A	333-168852	10/22/2010
3.2	Amended and Restated Bylaws		S-1/A	333-168852	10/22/2010
3.3	Amendment No. 1 to the Amended and Restated Bylaws		8-K	000-54192	9/12/2014
4.1	Form of Stock Certificate		S-1/A	333-168852	11/12/2010
4.2	Form of Amended and Restated Investors’ Rights Agreement, by and among REVA Medical, Inc. and the holders of our common stock and convertible notes set forth therein		S-1/A	333-168852	11/12/2010
4.3	Convertible Note Deed dated September 25, 2014, by and between REVA Medical, Inc., Goldman Sachs International, and Senrigan Master Fund		8-K	000-54192	9/26/2014
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X
32.1 *	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X
99.1	Section 13 of the ASX Settlement Rules		S-1/A	333-168852	10/22/2010
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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