Form 10-Q
period 2015-06-30
REVA Medical, Inc.
filed 2015-08-10
CIK 1496268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of August 1, 2015, a total of 33,707,778 shares of the registrant’s Common Stock, $0.0001 par value per share, were outstanding.

REVA MEDICAL, INC.

FORM 10-Q — QUARTERLY REPORT

For the Quarter Ended June 30, 2015

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

PART I.  FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

REVA Medical, Inc.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	December 31,	June 30,
	2014	2015
Assets
Current Assets:
Cash and cash equivalents	$25,814	$15,881
Short-term investments	995	995
Prepaid expenses and other current assets	406	371

Total current assets	27,215	17,247

Property and Equipment, net	2,920	2,892
Other Non-Current Assets	60	60

Total Assets	$30,195	$20,199

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities:
Accounts payable	$651	$875
Accrued expenses and other current liabilities	2,213	1,061

Total current liabilities	2,864	1,936

Long-Term Liabilities:
Convertible notes payable	37,780	43,050
Common stock warrant liability	15,389	16,250
Other long-term liabilities	611	1,468

Total long-term liabilities	53,780	60,768

Total Liabilities	56,644	62,704

Commitments and Contingencies (Note 7)

Stockholders’ Equity (Deficit):
Common stock — $0.0001 par value; 100,000,000 shares authorized; 33,529,778 and 33,579,778 shares issued and outstanding at December 31, 2014 and June 30, 2015 respectively	3	3
Class B common stock — $0.0001 par value; 25,000,000 shares authorized; no shares issued or outstanding	—	—
Undesignated preferred stock — $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	226,094	227,541
Accumulated deficit	(252,546)	(270,049)

Total Stockholders’ Equity (Deficit)	(26,449)	(42,505)

Total Liabilities and Stockholders’ Equity (Deficit)	$30,195	$20,199

The accompanying notes are an integral part of these financial statements.

REVA Medical, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015

Operating Expense:
Research and development	$2,973	$4,067	$7,852	$7,331
General and administrative	1,859	1,566	4,252	3,155

Loss from operations	(4,832)	(5,633)	(12,104)	(10,486)

Other Income (Expense):
Interest income	2	3	5	6
Interest expense	—	(470)	—	(935)
Gain (loss) on change in fair value of convertible notes payable and warrant liability	—	11,970	—	(6,131)
Other income (expense)	(3)	(16)	(10)	43

Other income (expense)	(1)	11,487	(5)	(7,017)

Net Income (Loss) and Comprehensive Income (Loss)	$(4,833)	$5,854	$(12,109)	$(17,503)

Net Income (Loss) Per Common Share:
Basic	$(0.14)	$0.17	$(0.36)	$(0.52)
Diluted	$(0.14)	$(0.12)	$(0.36)	$(0.52)
Shares Used to Compute Net Income (Loss) per Share:
Basic	33,361,259	33,561,959	33,350,578	33,490,314
Diluted	33,361,259	49,056,892	33,350,578	33,490,314

The accompanying notes are an integral part of these financial statements.

REVA Medical, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2014	2015
Cash Flows from Operating Activities:
Net loss	$(12,109)	$(17,503)
Non-cash adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	525	530
Stock-based compensation	2,184	1,385
Interest on convertible notes payable	—	935
Loss on change in fair value of convertible notes payable and warrant liability	—	6,131
Other non-cash expenses	10	10
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	98	35
Accounts payable	(506)	230
Accrued expenses and other current liabilities	(963)	(1,112)
Long-term liabilities	(68)	(78)

Net cash used for operating activities	(10,829)	(9,437)

Cash Flows from Investing Activities:
Purchases of property and equipment	(338)	(508)
Maturities of investments	747	—

Net cash provided by (used for) investing activities	409	(508)

Cash Flows from Financing Activities:
Proceeds from issuances of common stock	170	62
Costs of issuing convertible notes payable and warrants	—	(50)

Net cash provided by financing activities	170	12

Net Decrease in Cash and Cash Equivalents	(10,250)	(9,933)
Cash and Cash Equivalents at Beginning of Period	19,229	25,814

Cash and Cash Equivalents at End of Period	$8,979	$15,881

Supplemental Non-Cash Information:
Property and equipment in accounts payable	$3	$6

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

We do not yet have a product available for sale; our product(s) will become available following completion of required clinical studies with acceptable data and when, and if, we receive regulatory approval. We are currently developing and testing a bioresorbable stent to treat vascular disease in humans. This stent, which we have named Fantom, was first implanted in humans during December 2014. We are currently enrolling up to 110 patients in a clinical trial with Fantom from which we will obtain follow-up data at a six-month time point; we expect to complete enrollment in this trial prior to December 31, 2015. If this data has acceptable safety and efficacy results, we intend to apply for a European CE Marking, the regulatory approval that would allow us to commercialize Fantom in Europe and other countries that recognize the European CE Mark.

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

Basis of Presentation:  We have prepared the accompanying consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the SEC for reporting of interim financial information and, therefore, certain information and footnote disclosures normally included in annual financial statements have been omitted. Accordingly, these interim financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and with the audited financial statements and accompanying footnotes included in our Annual Report on Form 10-K (the “Form 10-K”) for the year ended December 31, 2014.

Our consolidated financial statements include the accounts of REVA and our wholly owned subsidiary. All intercompany transactions and balances, if any, have been eliminated in consolidation. These interim consolidated financial statements are unaudited; the consolidated balance sheet as of December 31, 2014 was derived from the Company’s audited financial statements included in our Form 10-K for the year ended December 31, 2014. The interim financial statements have been prepared on the same basis as our annual financial statements and, in our opinion, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair statement of the results of these interim periods have been included. The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other interim period.

Liquidity:  We had cash and investments totaling $16,876,000 as of June 30, 2015, which we believe will be sufficient to fund our operating and capital needs into, and possibly through, the first quarter of 2016. We issued a total of 8,750,000 warrants in November 2014 that call for exercise in cash, if they are exercised at all. The warrants are exercisable at a price of $2.17275 per share until such time as we complete enrollment of the 110 Fantom patients; the exercise price increases to $2.6073 per share upon completion of enrollment, which we expect could occur during the third or early fourth quarter of 2015. If the warrants are exercised, we have the potential to receive up to $22,814,000 cash proceeds. Management intends to pursue exercise of the warrants prior to March 31, 2016.

We have experienced recurring losses and negative cash flows from operating activities since our inception and, as of June 30, 2015, we had an accumulated deficit of $270,049,000. Until we generate revenue, and at a level to support our cost structure, we expect to continue to incur substantial operating losses and net cash outflows. Even if we do attain revenue, we may never become profitable and even if we do attain profitable operations, we may not be able to sustain that profitability or positive cash flows on a recurring basis. These conditions, combined with the uncertainty of the timing of receipt of proceeds, if any, from the exercise of warrants to purchase common stock, raise substantial doubt about our ability to continue as a going concern.

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.  Background and Basis of Presentation (continued)

Liquidity (continued):  If the warrants are not exercised, or are not exercised to coincide with the timing of our liquidity needs, or even if the warrants are exercised, we may need to raise further capital in the future to fund our operations until such time as we can sustain positive cash flows. If we are unable to raise sufficient additional capital when needed, we may be compelled to reduce the scope of our operations and planned capital expenditures or sell certain assets, including our intellectual property assets. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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

We carry our convertible notes payable and common stock warrant liability at fair value. We carry our other financial instruments at amortized cost, which we consider to be reasonable estimates of their respective fair values due to their short-term nature and, therefore, fair value information is not provided in the following table; these other financial instruments include cash, investments, accounts payable, and accrued expenses. Utilizing the lowest level inputs available under the measurement hierarchy, the fair values of our measured financial instruments are as follows:

	Level 2	Level 3
	(in thousands)
Fair Value at December 31, 2014:
Assets:
Certificates of deposit due in one year or less	$991	$—

Liabilities:
Convertible notes payable	$—	$37,780
Common stock warrant liability	—	15,389

	$—	$53,169
Fair Value at June 30, 2015:
Assets:
Certificates of deposit due in one year or less	$993	$—

Liabilities:
Convertible notes payable	$—	$43,050
Common stock warrant liability	—	16,250

	$—	$59,300

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

2.  Fair Value Measurements (continued)

We had no Level 1 financial instruments through June 30, 2015.

Our Level 2 financial assets consist of certificates of deposit (“CDs”) that are held to maturity and carried at cost; their fair value is determined each reporting period through quoted market prices of similar instruments in active markets. Unrealized losses on these CDs as of December 31, 2014 and June 30, 2015 were $4,000 and $2,000, respectively.

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

	December 31,	June 30,
	2014	2015

Market price per share of common stock	$3.35	$3.62
Risk-free interest rate	2.30%	2.23%
Expected volatility of common stock	87.2%	84.6%
Expected life — years	4.87	4.37
Bond yield of equivalent securities	28.4%	29.2%

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

A total of $11,970,000 in unrealized gains and a total of $6,131,000 in unrealized losses arising from the change in fair value on our Level 3 financial liabilities were recorded during the three- and six-month periods ended June 30, 2015, respectively. Our Level 3 fair value activity through June 30, 2015 is as follows:

Level 3
(in thousands)

Balance at December 31, 2014	$53,169

Losses from Change in Fair Value:
Convertible notes payable	12,210
Warrants to purchase common stock	5,891

Balance at March 31, 2015	71,270

Gains from Change in Fair Value:
Convertible notes payable	(6,940)
Warrants to purchase common stock	(5,030)

Balance at June 30, 2015	$59,300

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

Following an analysis of the embedded and derivative features of the Notes upon their issuance in 2014, and a projection of the volatility of their effective interest rates under the cost method, we elected to utilize fair value accounting for the Notes. Management believes the fair value method of accounting provides a more appropriate presentation of these liabilities than would be provided under the cost method. The fair value of the Notes as of June 30, 2015 was calculated to be $43,050,000, which was $18,050,000 more than the unpaid principal balance of the Notes. The decrease in fair value of the Notes during the three months ended June 30, 2015 of $6,940,000 was recorded as a gain in the consolidated statement of operations. The net increase in fair value of the Notes during the six months ended June 30, 2015 of $5,270,000 was recorded as a loss in the consolidated statement of operations.

In connection with issuing the Notes in November 2014, we issued warrants to the noteholders to purchase up to 8,750,000 shares of common stock at $2.17275 per share. The warrants are exercisable immediately and expire in November 2019. The exercise price of the warrants will increase to $2.6073 per share if, and when, we achieve full enrollment in our clinical trial of Fantom with the required number of patients that would provide data for a CE Mark application. None of the warrants had been exercised as of June 30, 2015.

The fair value of the warrants as of June 30, 2015 was calculated to be $16,250,000. The decrease in fair value of the warrant liability during the three months ended June 30, 2015 of $5,030,000 was recorded as a gain in the consolidated statement of operations. The net increase in fair value of the warrant liability during the six months ended June 30, 2015 of $861,000 was recorded as a loss in the consolidated statement of operations.

4.  Balance Sheet Details

Property and Equipment and Accrued Expenses:  Components of our property and equipment and accrued expenses and other current liabilities are as follows:

	December 31,	June 30,
	2014	2015
	(in thousands)
Property and equipment:
Furniture, office equipment, and software	$648	$651
Laboratory equipment	5,187	5,563
Leasehold improvements	2,361	2,385

	8,196	8,599
Accumulated depreciation and amortization	(5,276)	(5,707)

	$2,920	$2,892

Accrued expenses and other current liabilities:
Accrued salaries and other employee costs	$1,315	$415
Accrued operating expenses	769	503
Accrued use taxes and other	129	143

	$2,213	$1,061

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

5.  Income Taxes

We have reported tax net operating losses since our inception through June 30, 2015; therefore, no provision for income taxes has been recorded since our inception. The net operating tax loss carryforwards arising from our net losses may be available to offset future taxable income for income tax purposes; however, under Internal Revenue Code (“IRC”) Sections 382 and 383, use of the net operating tax loss carryforwards, as well as our research tax credit carryforwards, may be limited based on cumulative changes in ownership. We have established a valuation allowance against our net deferred tax assets due to the uncertainty surrounding the realization of those assets and we, therefore, have no deferred asset or liability balance for any reporting period. We periodically evaluate the recoverability of the deferred tax assets and, when it is determined that it is more-likely-than-not that the deferred tax assets are realizable, the valuation allowance will be reduced. Due to our valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

6.  Stock-Based Compensation

The Plan: Our 2010 Equity Incentive Plan, as amended (the “Plan”), provides for grants of incentive and non-qualified stock options for purchase of our common stock at a price per share equal to the closing market price on the date of grant and for awards of restricted stock units and restricted stock for no consideration payable by the recipient. The number of shares reserved for issuance under the Plan may be increased annually by up to three percent of the outstanding stock of the Company and on January 1, 2015, an additional 1,002,893 shares were reserved for issuance under the Plan. An aggregate of 8,209,153 shares are reserved for issuance under the Plan as of June 30, 2015. All stock issuances under the Plan are made with new shares from our authorized but unissued common stock. The term of grants and awards under the Plan may not exceed ten years.

Employees, non-employee directors, and consultants are eligible to participate in the Plan. For purposes of determining stock-based compensation expense, we include non-employee directors with employees; we account for consultant compensation expense separately.

No tax benefits arising from stock-based compensation have been recognized in the consolidated statements of operations and comprehensive loss through June 30, 2015.

Option activity under the Plan is as follows:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price

Balance at December 31, 2013	4,046,650	$7.15
Granted	637,000	$3.53
Cancelled	(180,500)	$6.61
Exercised	(259,725)	$0.95

Balance at December 31, 2014	4,243,425	$7.01
Granted	482,500	$3.97
Cancelled	(107,342)	$4.71
Exercised	(50,000)	$1.25

Balance at June 30, 2015	4,568,583	$6.81

The majority of options granted by the Company vest over four years, with 25 percent vesting on the one-year anniversary of the vesting commencement date and 75 percent in equal monthly installments thereafter. Those options are exercisable at any time but, if exercised, are subject to a lapsing right of repurchase by us at the exercise price until fully vested. During March 2015, we granted a total of 316,000 options that vest based on certain performance achievements of the Company. We estimated the vesting term, which ranges from approximately nine months to two years with a weighted average vesting term of 15 months, on the date of grant based on our internal timelines and operating projections.

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

6.  Stock-Based Compensation (continued)

The Plan (continued):  During July 2012, January 2013, and May 2013 we awarded 33,000 shares, 40,000 shares, and 47,500 shares, respectively, of restricted stock; 25 percent of each award vests on each annual anniversary date of the award. Through June 30, 2015, none of the restricted stock had been cancelled.

During March 2015, we awarded 824,200 restricted stock units (“RSUs”) to employees. These RSUs vest based on certain performance achievements of the Company; we estimated the vesting term, which ranges from approximately 14 months to two years with a weighted average vesting term of 17 months, on the date of award based on our internal timelines and operating projections. During May 2015, we awarded 160,000 RSUs to employee and non-employee directors; such RSUs vest on the earlier of May 26, 2016 or one day prior to our 2016 annual stockholder meeting. Each RSU entitles the recipient to one share of our common stock upon vesting. Through June 30, 2015, none of the RSUs had vested and none had been cancelled.

Grants and Awards to Employees:  We account for option grants, restricted stock awards, and RSU awards to employees based on their estimated fair values on the date of grant or award, with the resulting stock-based compensation recorded over the vesting period on a straight-line basis. For the options and RSUs that vest upon performance achievements, we additionally estimate the probability that the performance targets will be met and record only the compensation expense based on these probabilities during the vesting period; during the six months ended June 30, 2015, the probabilities assigned to such options and RSUs ranged from 50 percent to 80 percent. Stock-based compensation arising from employee options and awards under the Plan is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
	(in thousands)
Research and development	$285	$418	$573	$714
General and administrative	784	413	1,562	644

Total stock-based compensation	$1,069	$831	$2,135	$1,358

The fair value of restricted stock and RSUs awarded is equal to the closing market price of our common stock on the date of award. The fair value of options granted was estimated using the following weighted-average assumptions:

	Six Months Ended June 30,
	2014	2015

Risk-free interest rate	2.33%	1.75%
Expected volatility of common stock	59.3%	56.4%
Expected life in years	6.14	5.86
Dividend yield	0%	0%

The assumed risk-free interest rate was based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected life of the option. The assumed volatility was calculated from the historical market prices of a selected group of publicly traded companies considered to be our peers; we use peer group data due to the fact that we have limited historical trading data. For options that vest based on passage of time, the expected option life was calculated using the simplified method under the accounting standard for stock compensation and a ten-year option expiration; we use the simplified method because we do not yet have adequate history as a public company to establish a reasonable expected life. For options that vest based on performance achievements, the expected life was calculated based on the vesting periods estimated by management and a ten-year option expiration. The expected dividend yield of zero reflects that we have not paid cash dividends since inception and do not intend to pay cash dividends in the foreseeable future. The options granted to employees during the six months ended June 30, 2015 had a weighted average grant date fair value of $2.09.

The aggregate intrinsic value of options exercised during the six months ended June 30, 2014 and 2015 was $557,000 and $135,000, respectively.

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

6.  Stock-Based Compensation (continued)

Stock Options to Consultants:  We account for stock options granted to consultants at their fair value. Under this method, the fair value is estimated at each reporting date during the vesting period using the Black-Scholes option-pricing model. The resulting stock-based compensation expense, or income if the fair value declines in a reporting period, is recorded over the consultant’s service period. Options to purchase 110,000 shares of common stock were granted to consultants during the six months ended June 30, 2014; no options were granted to consultants during the six months ended June 30, 2015. All stock options granted to consultants had either vested or been cancelled as of March 31, 2015; therefore, no compensation expense was recorded during the three months ended June 30, 2015. Stock-based compensation expense or (income) arising from consultant options granted under the Plan is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
	(in thousands)
Research and development	$(6)	$—	$73	$—
General and administrative	(20)	—	(24)	27

Total stock-based compensation	$(26)	$—	$49	$27

The weighted-average fair value of unvested consultant options at June 30, 2014 was estimated to be $0.58 per share based on weighted-average assumptions of a risk-free interest rate of 2.53 percent, volatility of 59.1 percent, an option life of 9.20 years, and a dividend yield of zero percent. The assumed risk-free interest rate was based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected life of the option. The assumed volatility was calculated from the historical market prices of a selected group of publicly traded companies considered to be our peers; we use peer group data due to the fact that we have limited historical trading data. The expected option life is the remaining term of the option. The expected dividend yield of zero reflects that we have not paid cash dividends since inception and do not intend to pay cash dividends in the foreseeable future.

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

Basic earnings per share reconciles to fully diluted earnings per share as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Net income (loss) used for basic earnings per share	$(4,833)	$5,854	$(12,109)	$(17,503)
Interest expense	—	470	—	—
Gain on change in fair value of convertible notes payable and warrant liability	—	(11,970)	—	—

Net loss used for diluted earnings per share	$(4,833)	$(5,646)	$(12,109)	$(17,503)

Weighted average shares used for basic earnings per share	33,361,259	33,561,959	33,350,578	33,490,314
Weighted average common share equivalents	—	15,494,933	—	—

Weighted average shares used for diluted earnings per share	33,361,259	49,056,892	33,350,578	33,490,314

The following weighted average shares were excluded from the computations of diluted net loss per share because including them would have been antidilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Options to purchase common stock	4,428,650	4,488,583	4,372,103	4,404,804
Unvested restricted stock	97,944	67,819	100,803	70,679
Restricted stock units	—	885,738	—	550,048
Warrants to purchase common stock	—	—	—	8,750,000
Common share equivalents from convertible notes	—	—	—	11,506,156

Total weighted average shares excluded	4,526,594	5,442,140	4,472,906	25,281,687

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

Overview

We are a development stage medical device company working toward commercialization of our proprietary technologies to provide minimally invasive medical devices for the treatment of conditions in the human body. We are in the later stages of developing and clinically testing bioresorbable drug-eluting coronary stents. We refer to bioresorbable stents as “scaffolds” because they are not permanent devices like metal stents that are commonly used today. In clinical use, a scaffold is guided by x-ray by an interventional cardiologist during a minimally invasive surgery to a coronary artery location with a delivery catheter system, whereupon it is deployed to restore blood flow to the artery and medicate the artery to prevent further blocking, or restenosis. Our scaffolds combine our proprietary bioresorbable polymer with various designs, including conventional designs and our proprietary “slide and lock” designs. Our scaffolds are designed to offer full x-ray visibility, clinically relevant sizing, and a controlled and safe resorption rate.

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

We are currently enrolling patients in a clinical trial of our Fantom scaffold. We intend to enroll up to 110 patients in this trial during 2015, obtain follow-up data at a six-month time point, and if this data has acceptable safety and efficacy results, apply for regulatory approval in mid-2016. We also intend to enroll up to 110 supplemental patients with Fantom to obtain additional clinical data and to possibly support a potential commercial distribution arrangement. Prior to developing Fantom, we had enrolled a total of 165 patients in three clinical trials between June 2007 and January 2014 with predecessor scaffolds that were developed utilizing our proprietary x-ray visible polymer in combination with our “slide and lock” stent design. While these predecessor scaffolds demonstrated viability of the technology, we believe the enhanced characteristics of Fantom, including its conventional design, better position it for commercial success. Fantom’s enhanced features include a unibody design, lower strut thickness, smaller crossing profile, optimized polymer properties, and streamlined manufacturing processes, while still maintaining all the beneficial features of our prior scaffolds. In March 2014 we announced Fantom as our sole focus for development and testing and concurrently reduced headcount by approximately 45 percent and reduced other overhead costs to a lesser extent.

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

We perform all of our research and development activities from one location in San Diego, California. As of June 30, 2015, we had 53 employees, a majority of whom are degreed professionals and six of whom are PhDs. We leverage our internal expertise with contract research and preclinical laboratories, outside catheter manufacturing, and other outside services as needed. We have three clean rooms and multiple engineering and chemistry labs at our facility, in addition to our corporate and administrative office. We are ISO certified to the medical device standard 13485:2012 and intend to maintain the certification to support our commercialization plans.

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

We have not yet developed a product to a saleable stage and we have not, therefore, generated any product or other revenues. Our development efforts have been funded with a variety of capital received from angel investors, venture capitalists, strategic partners, hedge funds, the proceeds from our IPO in 2010, and the issuance of convertible notes in November 2014. Since our inception, we have received approximately $153.9 million in equity proceeds and $53.5 million from issuances of notes payable ($28.5 million of the notes payable were converted to common stock upon our IPO in 2010). As of June 30, 2015, we had approximately $16.9 million in cash and investments available for operations, which we believe will be sufficient to fund our operating and capital needs into, and possibly through, the first fiscal quarter of 2016. We have incurred substantial losses since our inception; as of June 30, 2015, we had accumulated a deficit of approximately $270.0 million.

We expect our losses to continue as we complete our development work, clinical studies, and preparations for commercialization during the remainder of this year and in 2016; if these efforts are successful and we are able to obtain regulatory approval, we expect to commence product sales thereafter. In order to successfully transition to profitable operations, we will need to achieve a level of revenues and product margins to support the Company’s cost structure. Until such time as we generate positive cash flow, we plan to continue to fund our operating and capital needs by utilizing our current cash and investments. If the warrants issued in November 2014 are not exercised, or not exercised on a timeframe that coincides with our cash needs, we may need to raise additional capital through equity or debt financings or strategic or other transactions.

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

Key Components of our Results of Operations

We are still in a pre-revenue stage and our activities are focused on further developing and testing our bioresorbable coronary scaffold with the goal of commercially selling it. We additionally perform minimal research and tests to determine the feasibility of other product possibilities. Consequently, our operating results primarily consist of research and development expenses, including costs to perform clinical trials, general and administrative expenses, and other expenses that are largely the costs of the convertible notes and warrants that we issued in November 2014 to provide the funds to continue our developments efforts.

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

Historically, our research and development expenses have represented between 70 and 75 percent of our total operating expenses. Upon our change in development programs to Fantom in early 2014, we saw a decrease in research and development expenses, primarily due to a concurrent reduction in headcount by approximately 46 percent upon the change and a reduction of other development and clinical trial expenses due to the earlier stage of development for Fantom compared to the predecessor program. Research and development expenses as a percentage of our total operating expenses were 65 percent for the year ended December 31, 2014 and 70 percent for the six months ended June 30, 2015. We expect our research and development expense to continue to increase during the remainder of 2015 as we continue the clinical enrollment and testing of Fantom. We are currently enrolling up to 110 patients in the clinical trial with Fantom. We plan to obtain follow-up data at a six-month time point, and if this data has acceptable safety and efficacy results, apply for regulatory approval of Fantom in mid-2016. We also plan to enroll up to 110 supplemental patients with Fantom to obtain data for other business purposes. We expect to incur increasing expenses in the future for development of final manufacturing processes and equipment as we prepare for commercialization and as we research the feasibility of developing additional products from technology in our intellectual property portfolio.

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

Historically, our general and administrative expenses have represented between 25 and 30 percent of our total operating expenses; they represented 35 percent of total operating expenses for the year ended December 31, 2014 and 30 percent for the six months ended June 30, 2015. We anticipate that we will continue to invest in patents at similar levels as we have in the past. Additionally, we anticipate that we will expand our corporate infrastructure in late 2015 and 2016 to continue to support the needs of being a public company and to prepare for commercial sales of our products, which will increase our general and administrative expenses accordingly. We also expect to begin to incur sales and marketing expenses beginning in 2016 as we prepare for product sales in the event we receive CE Marking.

Other Income and Expense:  Since our IPO in 2010 and through October 2014, our other income and expense was relatively immaterial and primarily comprised interest income on investments and gains and losses from foreign currency fluctuations. Following our issuance of convertible notes and warrants in November 2014, the components of other income and expense also include interest expense on the notes and gains or losses related to the changes in fair values of both the notes and warrants. We recorded the notes and warrants at fair value upon issuance and we remeasure their fair values at each reporting date. If those fair values change, we record a corresponding gain (upon a decrease in fair value) or loss (upon an increase in fair value) in the consolidated statement of operations. Accordingly, we expect our other income and expense to fluctuate, possibly by a significant amount, in future periods by the gains or losses on changes in fair value until such time as the notes are either converted into common stock or repaid and the warrants are either exercised or expire. Also, we will continue to accrue and record interest expense on the notes at the rate of 7.54 percent per annum until they are either converted or repaid. We do not expect any material changes in interest income or foreign currency gains or losses during the remainder of 2015.

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

Stock-Based Compensation:  We recognize stock-based compensation expense in connection with stock option grants and restricted stock and restricted stock unit (“RSU”) awards to employees, directors, and consultants. We have granted options and restricted stock that vest based on the passage of time and, beginning in March 2015, we have granted options and RSUs that vest based on achievement of performance milestones.

For awards to employees and directors, we determine the amount of compensation expense by estimating the fair value of the option, stock, or RSU on the date of award, with the resulting stock-based compensation recorded over the vesting period, which ranges from one to four years, on a straight-line basis. For stock options and RSUs that vest upon performance achievements, we additionally estimate the probability that the performance targets will be met and record only the portion of the compensation expense that represents these probabilities; during the six months ended June 30, 2015, the probabilities assigned to such options and RSUs ranged from 50 percent to 80 percent. All stock-based compensation expense is recorded as either research and development or general and administrative expense based on a recipient’s work classification. For stock options, we estimate the fair value by using the Black-Scholes option pricing model. For the model inputs, we use the fair value of the underlying common stock, a risk-free interest rate that corresponds to the expected life of the option, an expected option life of 6.25 years, and an estimate of volatility based on the market trading prices of comparative peer companies. The fair value of restricted stock and RSUs awarded is equal to the closing market price of our common stock on the date of award.  Additionally, we reduce the amount of recorded compensation expense to allow for potential forfeitures of the options; the forfeiture rate is based on our actual historical forfeitures and has ranged from approximately 2.3 percent to 3.4 percent.

We did not have any outstanding consultant options as of June 30, 2015. When we do have consultant options, we estimate the fair value at the date of grant and at each subsequent accounting date and record compensation expense based on the fair value during the service period of the consultant. We estimate the fair value by using the Black-Scholes option pricing model with the same approach to inputs and assumptions as we use to estimate the fair value of options granted to employees, except we use the remaining term as the expected life of the option.

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

Results of Operations

During the first quarter of 2014, our operating activities focused on testing and commercial preparation of a predecessor version scaffold. In March 2014 we announced that our Fantom scaffold would be our sole focus for development and testing and concurrently reduced headcount by approximately 45 percent and reduced other overhead costs to a lesser extent. In addition to the development and testing of Fantom in 2014, we began the initial human clinical trial of Fantom in December of 2014. During the first half of 2015, our operating activities have consisted of further refinement of Fantom and clinical activities to support enrollment of patients with Fantom.

In November 2014, we issued 250 senior unsecured convertible notes, each with a face value of $100,000, and warrants to purchase 8,750,000 shares of our common stock. We received cash proceeds of $25.0 million from the notes. We account for the notes and warrant liability at their fair values and have recognized non-cash gains and losses in the consolidated statement of operations for the decrease or increase in fair values since the issuance date.

Comparison of the Three Months Ended June 30, 2014 and 2015

Our operating results for the three-month periods indicated are as follows (dollars in thousands):

	Three Months Ended
	June 30,		Change
	2014	2015	$	%

Research and development expense	$2,973	$4,067	$1,094	37%
General and administrative expense	$1,859	$1,566	$(293)	(16)%
Interest expense	$—	$470	$470	100%
Gain on change in fair values of convertible notes and warrant liability	$—	$11,970	$11,970	100%
Other expense	$(1)	$(13)	$12	>100%

Research and development expense increased $1,094,000, or 37 percent, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. This increase was primarily a result of our Fantom development focus during 2014 compared to our testing and clinical enrollment focus in 2015. Direct materials, including purchased catheters and polymer lasing costs, increased $369,000 due to the increased product needs for preclinical and clinical purposes and our initiation of process improvement efforts during the second quarter of 2015 as compared to the second quarter of 2014. Personnel costs, including benefits and stock-based compensation, increased $281,000 primarily due to an approximate ten percent increase in headcount between years and an additional $140,000 in stock compensation during the second quarter of 2015 that arose from the performance-based equity grants made in March 2015. Preclinical study costs increased $247,000 between comparative periods due to the timing and type of testing performed. Clinical costs increased $114,000 in 2015 as a result of the difference in timing and number of Fantom patient enrollments in 2015 compared to the predecessor product patient follow-ups in 2014. The remainder of the change in research and development expenses between periods resulted from individually immaterial changes in lab supplies, quality control, engineering services, depreciation, and facilities expenses.

General and administrative expense decreased $293,000, or 16 percent, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. This decrease was primarily a result of a $351,000 decrease in stock compensation following the final vesting of stock option grants made in 2010 and 2011 for which comparative grants were not made in 2015. The remainder of the change in general and administrative expenses between periods was due to individually immaterial changes in salaries and other personnel costs, travel and entertainment expenses, investor relations costs, office supplies, facilities costs, audit and legal fees, depreciation, insurance, franchise taxes, and other overhead expenses.

Our other non-operating expenses during the second quarter of 2015 primarily arose from the issuance of convertible notes and warrants in November 2014. Interest expense of $470,000 on the convertible notes accrued during the three months ended June 30, 2015. We additionally recorded an $11,970,000 gain on the change in fair value of the notes and warrants during the three months ended June 30, 2015. Interest income was $3,000 and other expense, which primarily arose from exchange rate losses, was $16,000 for the three months ended June 30, 2015.

Comparison of the Six Months Ended June 30, 2014 and 2015

Our operating results for the six-month periods indicated are as follows (dollars in thousands):

	Six Months Ended
	June 30,		Change
	2014	2015	$	%

Research and development expense	$7,852	$7,331	$(521)	(7)%
General and administrative expense	$4,252	$3,155	$(1,097)	(26)%
Interest expense	$—	$935	$935	100%
Loss on change in fair values of convertible notes and warrant liability	$—	$(6,131)	$(6,131)	100%
Other income (expense)	$(5)	$49	$54	>100%

Research and development expense decreased $521,000, or 7 percent, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily as a result of our change in product development to the Fantom scaffold in late March 2014, the related reduction in headcount on March 26, 2014, and the initiation of Fantom clinical trials in December 2014. Personnel costs, including benefits and stock-based compensation, decreased $306,000 primarily due to the approximate 46 percent decrease in headcount during March 2014; an additional $237,000 in severance benefits and payroll taxes recorded in 2014 was not repeated in 2015. Preclinical study costs decreased $121,000 between comparative periods due to the timing and type of testing performed. Direct materials, including purchased catheters and polymer lasing costs, increased $99,000 because of increased product needs for preclinical and clinical purposes and our initiation of process improvement efforts during 2015 as compared to 2014. Clinical costs increased $76,000 during the first six months of 2015 as a result of the difference in timing and number of Fantom patient enrollments in 2015 compared to the predecessor product patient follow-ups in 2014. The remainder of the change in research and development expenses between periods resulted from individually immaterial changes in lab supplies, quality control, engineering services, depreciation, and facilities expenses.

General and administrative expense decreased a total of $1,097,000, or 26 percent, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. A combination of items contributed to this decrease. Personnel costs, including benefits and stock-based compensation expense, decreased $1,036,000 primarily due to a decrease of $865,000 in stock compensation upon final vesting of stock option grants made in 2010 and 2011 for which comparative grants were not made in 2015. An additional $178,000 in severance benefits and payroll taxes recorded in 2014 was not repeated in 2015; the remainder of the decrease in personnel costs was due to an approximate 44 percent decrease in headcount during March 2014. Offsetting the personnel decreases, audit and tax fees increased $71,000 and travel and entertainment increased $52,000 between the comparative periods. These increases were the result of the nature and timing of audit and tax work and the travel required for clinical studies, respectively. The remainder of the change in general and administrative expenses between periods was due to individually immaterial changes in investor relations costs, office supplies, facilities costs, depreciation, insurance, franchise taxes, and other overhead expenses.

Our other non-operating expenses during the first half of 2015 primarily arose from the issuance of convertible notes and warrants in November 2014. Interest expense of $935,000 on the convertible notes accrued during the six months ended June 30, 2015. We additionally recorded a $6,131,000 cumulative loss on the change in fair value of the notes and warrants during the six months ended June 30, 2015. Interest income was $6,000 and other income, which primarily arose from exchange rate gains, was $43,000 for the six months ended June 30, 2015.

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

Our development efforts have been funded with a variety of capital received from angel investors, venture capitalists, strategic partners, hedge funds, the proceeds from our IPO in 2010, and the issuance of convertible notes in November 2014. Since our inception, we have received approximately $153.9 million in equity proceeds and $53.5 million from issuance of notes payable ($28.5 million of the notes payable were converted to common stock upon our IPO in 2010). As of June 30, 2015, we had approximately $16.9 million in cash and investments available for operations. We have incurred substantial losses since our inception; as of June 30, 2015, we had accumulated a deficit of approximately $270.0 million. The financing that we completed in November 2014 is intended to provide the ongoing capital for our operations, including the Fantom clinical trial and application for CE Mark. This financing was completed with the issuance of 250 senior unsecured convertible notes payable, each with a face value of $100,000, and warrants to purchase 8,750,000 shares of our common stock. We received gross cash proceeds of $25.0 million from the notes and have the potential to receive up to an additional $22.8 million cash proceeds when, and if, the warrants are exercised. Both the notes and the warrants have five-year lives.

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

Cash Flows

Our cash flows for the periods indicated are as follows (dollars in thousands):

	Six Months Ended
	June 30,
	2014	2015

Net cash used for operating activities	$(10,829)	$(9,437)
Net cash provided by (used for) investing activities	409	(508)
Net cash provided by financing activities	170	12

Net decrease in cash and cash equivalents	$(10,250)	$(9,933)

Net Cash Flow from Operating Activities

Net cash used for operating activities during the first six months of 2014 primarily reflects the net loss of $12,109,000. A total of $1,439,000 was due to the net changes in operating assets and liabilities. Non-cash expenses included $525,000 of depreciation and amortization and $2,184,000 of stock-based compensation.

Net cash used for operating activities during the first six months of 2015 primarily reflects the loss from operations of $10,486,000 and the changes in operating assets and liabilities of $925,000. These items were offset by non-cash expenses of $1,385,000 for stock-based compensation, $530,000 of depreciation and amortization, and $10,000 of other non-cash expense. The accrued interest on convertible notes and the loss on change in fair value of convertible notes and warrant liability were non-cash items that had no effect on cash flows.

Net Cash Flow from Investing Activities

Net cash used in investing activities during the first six months of 2014 consisted of $747,000 in receipts upon the maturity of short-term investments, offset by $338,000 in purchases of lab and other equipment and leasehold improvements.

Net cash used for investing activities during the first six months of 2015 consisted of the purchase of lab and other equipment.

Net Cash Flow from Financing Activities

Cash provided by financing activities during the first six months of 2014 resulted solely from issuances of common stock upon the exercise of employee and consultant stock options.

Cash provided by financing activities during the first six months of 2015 resulted from $62,000 in proceeds from the issuance of common stock upon exercise of employee stock options, offset by payment of $50,000 in issuance costs from the financing completed in November 2014.

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

We had cash and investments totaling $16.9 million as of June 30, 2015; we believe that these resources will be sufficient to fund our operating and capital needs into, and possibly through, the first quarter of 2016. Additionally, the terms of the warrants that we issued in November 2014, which have a five-year life, call for the warrants to be exercised in cash, if they are exercised at all. We issued a total of 8,750,000 warrants exercisable at a price of $2.17275 per share until such time as we complete enrollment of the CE Mark clinical trial of our Fantom scaffold; the exercise price increases to $2.6073 per share upon completion of enrollment, which we expect could occur during the third or early fourth quarter of 2015. If the warrants are exercised, we have the potential to receive up to $22.8 million cash proceeds. Management intends to pursue exercise of the warrants prior to March 31, 2016.

If the warrants are not exercised or if they are not exercised in time to accommodate our cash flow needs, if our available cash resources are insufficient to satisfy our liquidity requirements before we are able to maintain our operations from our cash inflows, or if we develop additional products or pursue new uses for our products, we may need to raise additional capital. Any such needed additional capital may not be available on reasonable terms, if at all. Additionally, we may be limited under the terms of the convertible notes as to the type, quantity, timing, or other aspects of a financing, unless the noteholders agree. Any financing, even one to which the noteholders agree, may result in additional dilution to our current securityholders, could have rights senior to those of our common stock, and/or could contain provisions that would restrict our operations. If we are unable to raise additional capital, if needed, we may be compelled to sell certain assets, including intellectual property assets. Even if we are able to commercialize our products and raise additional capital if and when needed, we may never become profitable, or if we do attain profitable operations, we may not be able to sustain profitability and cash flows on a recurring basis.

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

Contractual Obligations, Commitments, and Contingencies

The following table summarizes our outstanding contractual obligations as of June 30, 2015 (dollars in thousands):

	Payments Due by Period
	< 1 Year	1-3 Years	Total

Operating lease obligations	$654	$1,120	$1,774
Purchase obligations	82	10	92

Total contractual obligations	$736	$1,130	$1,866

Off-Balance Sheet Arrangements

Not applicable.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

We may from time to time become subject to various claims and legal actions during the ordinary course of our business. We are not party to any legal proceedings at the date of filing of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Our business is subject to various risks, including those described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which we strongly encourage you to review. There have been no material changes during the six months ended June 30, 2015, from the risk factors disclosed in Item 1A of our Form 10-K.

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

Through December 31, 2014, we had used approximately 96 percent of the IPO proceeds; during the six months ended June 30, 2015, we used the remainder. The proceeds were used in a manner generally consistent with our projections at the time of the IPO, as follows:

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

REVA Medical, Inc.

Date: August 10, 2015	/s/ Robert B. Stockman
Robert B. Stockman
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2015	/s/ Katrina L. Thompson
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