Form 10-Q
period 2015-09-30
REVA Medical, Inc.
filed 2015-11-09
CIK 1496268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number:        000-54192

REVA MEDICAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0810505
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5751 Copley Drive San Diego, CA 92111	(858) 966-3000
(Registrant’s telephone number
(Address of principal executive offices,	including area code)
including zip code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☑     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☑

As of November 1, 2015, a total of 38,082,778 shares of the registrant’s Common Stock, $0.0001 par value per share, were outstanding.

REVA MEDICAL, INC.

FORM 10-Q –– QUARTERLY REPORT

For the Quarter Ended September 30, 2015

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

Trademarks

The names Fantom® and ReZolve® are trademarked by us. All other trademarks, trade names, and service marks appearing in this report are the property of their respective owners. Use or display by us of other parties’ trademarks, trade dress, or products is not intended to and does not imply a relationship with, or endorsement or sponsorship of, us by the trademark or trade dress owner.

i

PART I.  FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

REVA Medical, Inc.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	December 31,	September 30,
Assets	2014	2015
Current Assets:
Cash and cash equivalents	$25,814	$11,845
Short-term investments	995	497
Prepaid expenses and other current assets	406	287
Total current assets	27,215	12,629
Non-Current Assets:
Property and equipment, net	2,920	2,887
Other non-current assets	60	60
Total non-current assets	2,980	2,947
Total Assets	$30,195	$15,576

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$651	$711
Accrued expenses and other current liabilities	2,213	1,714
Total current liabilities	2,864	2,425
Long-Term Liabilities:
Convertible notes payable	37,780	57,540
Common stock warrant liability	15,389	29,940
Other long-term liabilities	611	1,902
Total long-term liabilities	53,780	89,382
Total Liabilities	56,644	91,807

Commitments and contingencies (Note 7)

Stockholders' Equity (Deficit):
Common stock ― $0.0001 par value; 100,000,000 shares authorized; 33,529,778 and 33,707,778 shares issued and outstanding at December 31, 2014 and September 30, 2015, respectively	3	3
Class B common stock ― $0.0001 par value; 25,000,000 shares authorized; no shares issued or outstanding	—	—
Undesignated preferred stock ― $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	226,094	228,683
Accumulated deficit	(252,546)	(304,917)
Total Stockholders' Equity (Deficit)	(26,449)	(76,231)
Total Liabilities and Stockholders' Equity (Deficit)	$30,195	$15,576

The accompanying notes are an integral part of these financial statements.

- 1  -

REVA Medical, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Operating Expense:
Research and development	$2,930	$4,404	$10,782	$11,735
General and administrative	1,516	1,818	5,768	4,973
Loss from operations	(4,446)	(6,222)	(16,550)	(16,708)
Other Income (Expense):
Interest income	1	1	6	7
Interest expense	—	(475)	—	(1,410)
Loss on change in fair value of convertible notes payable and warrant liability	—	(28,180)	—	(34,311)
Other income	48	8	38	51
Other income (expense)	49	(28,646)	44	(35,663)
Net Loss and Comprehensive Loss	$(4,397)	$(34,868)	$(16,506)	$(52,371)

Net Loss Per Common Share:
Net loss per share, basic and diluted	$(0.13)	$(1.04)	$(0.49)	$(1.56)

Shares used to compute net loss per share, basic and diluted	33,383,894	33,647,104	33,361,805	33,543,151

The accompanying notes are an integral part of these financial statements.

- 2  -

REVA Medical, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2014	2015
Cash Flows from Operating Activities:
Net loss	$(16,506)	$(52,371)
Non-cash adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	780	811
Stock-based compensation	2,940	2,368
Interest on convertible notes payable	—	1,410
Loss on change in fair value of convertible notes payable and warrant liability	—	34,311
Other non-cash expenses	14	41
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	235	119
Accounts payable	(647)	36
Accrued expenses and other current liabilities	(858)	(490)
Other long-term liabilities	(78)	(119)
Net cash used for operating activities	(14,120)	(13,884)
Cash Flows from Investing Activities:
Purchases of property and equipment	(383)	(754)
Maturities of investments	1,492	498
Net cash provided by (used for) investing activities	1,109	(256)
Cash Flows from Financing Activities:
Proceeds from issuances of common stock	222	221
Costs of issuing convertible notes payable and warrants	(143)	(50)
Net cash provided by financing activities	79	171
Net Decrease in Cash and Cash Equivalents	(12,932)	(13,969)
Cash and Cash Equivalents at Beginning of Period	19,229	25,814
Cash and Cash Equivalents at End of Period	$6,297	$11,845

Supplemental Non-Cash Information:
Property and equipment in accounts payable at end of period	$2	$36

The accompanying notes are an integral part of these financial statements

- 3  -

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

We do not yet have a product available for sale; our product(s) will become available following completion of required clinical studies with acceptable data and when, and if, we receive regulatory approval. We are currently developing and testing a bioresorbable stent to treat vascular disease in humans. This stent, which we have named Fantom, was first implanted in humans during December 2014. We enrolled 110 patients in a clinical trial with Fantom between March 2015 and September 2015, from which we will obtain follow-up data at a six-month time point. If this data has acceptable safety and efficacy results, we intend to apply for a European CE Marking, the regulatory approval that would allow us to commercialize Fantom in Europe and other countries that recognize the European CE Mark.

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

Our consolidated financial statements include the accounts of REVA and our wholly owned subsidiary. All intercompany transactions and balances, if any, have been eliminated in consolidation. These interim consolidated financial statements are unaudited; the consolidated balance sheet as of December 31, 2014 was derived from the Company’s audited financial statements included in our Form 10-K for the year ended December 31, 2014. The interim financial statements have been prepared on the same basis as our annual financial statements and, in our opinion, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair statement of the results of these interim periods have been included. The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other interim period.

Liquidity:  In November 2014, we completed a financing to provide ongoing capital for our operations. The financing comprised the issuance of $25,000,000 in convertible notes and 8,750,000 warrants for the purchase of common stock. The convertible notes and the warrants remained outstanding, and we had $12,342,000 in cash and investments available for operations, as of September 30, 2015. Subsequent to our third quarter end, on October 1, 2015, we received cash proceeds of $9,506,000 from the issuance of common stock upon the exercise of 4,375,000 warrants, which provided us cash and investments available for operations of $21,848,000 as of October 1, 2015. We believe this October 1, 2015 balance will be sufficient to fund our operating and capital needs into, and possibly through, the third fiscal quarter of 2016. The remaining 4,375,000 warrants are exercisable at a price of $2.6073 per share; when and if they are exercised, we have the potential to receive $11,407,000 additional cash proceeds.

We have experienced recurring losses and negative cash flows from operating activities since our inception and, as of September 30, 2015, we had an accumulated deficit of $304,917,000. Until we generate revenue, and at a level to support our cost structure, we expect to continue to incur substantial operating losses and net cash outflows. Even if we do attain revenue, we may never become profitable and even if we do attain profitable operations, we may not be able to sustain that profitability or positive cash flows on a recurring basis. These conditions, combined with the uncertainty of the timing of receipt of proceeds, if any, from the exercise of warrants to purchase common stock, raise substantial doubt about our ability to continue as a going concern.

- 4  -

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.  Background and Basis of Presentation (continued)

Liquidity (continued): If the remaining warrants are not exercised, or are not exercised to coincide with the timing of our liquidity needs, or even if the warrants are exercised, we may need to raise further capital in the future to fund our operations until such time as we can sustain positive cash flows. If we are unable to raise sufficient additional capital when needed, we may be compelled to reduce the scope of our operations and planned capital expenditures or sell certain assets, including our intellectual property assets. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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

	Level 2	Level 3
Fair Value at December 31, 2014:	(in thousands)
Assets:
Certificates of deposit due in one year or less	$991	$—
Liabilities:
Convertible notes payable	—	37,780
Common stock warrant liability	—	15,389
	$—	$53,169
Fair Value at September 30, 2015:
Assets:
Certificates of deposit due in one year or less	$496	$—
Liabilities:
Convertible notes payable	—	57,540
Common stock warrant liability	—	29,940
	$—	$87,480

-  5  -

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

 2.  Fair Value Measurements (continued)

We had no Level 1 financial instruments through September 30, 2015.

Our Level 2 financial assets consist of certificates of deposit (“CDs”) that are held to maturity and carried at cost; their fair value is determined each reporting period through quoted market prices of similar instruments in active markets. Unrealized losses on these CDs as of December 31, 2014 and September 30, 2015 were $4,000 and $1,000, respectively.

Our Level 3 financial liabilities, which are recurring, consist of convertible notes payable (the “Notes”) and warrants for the purchase of common stock, all of which were issued in November 2014. The fair values of these liabilities are determined utilizing a binomial valuation model, which requires use of unobservable inputs that are determined by management, with the assistance of independent experts. These inputs represent our best estimates, but involve certain inherent uncertainties. We used the market value of the underlying stock, a life equal to the contractual life of the financial instrument, incremental borrowing rates and bond yields that correspond to instruments of similar credit worthiness and the instrument’s remaining life, an estimate of volatility based on the historical prices of our trading securities, and we made assumptions as to our abilities to test and commercialize our product(s), to obtain future financings when and if needed, and to comply with the terms and conditions of our Notes. A summary of the assumptions used to value the Notes and warrants is as follows:

	December 31,	September 30,
	2014	2015

Market price per share of common stock	$3.35	$5.62
Risk-free interest rate	2.30%	1.95%
Expected volatility of common stock	87.2%	88.5%
Expected life – years	4.87	4.12
Bond yield of equivalent securities	28.4%	29.0%

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

A total of $28,180,000 and $34,311,000 in unrealized losses arising from the change in fair value on our Level 3 financial liabilities were recorded during the three- and nine-month periods ended September 30, 2015, respectively. Our Level 3 fair value activity through September 30, 2015 is as follows:

Level 3
(in thousands)

Balance at December 31, 2014	$53,169
Losses from Change in Fair Value:
Convertible notes payable	5,270
Common stock warrant liability	861

Balance at June 30, 2015	59,300

Losses from Change in Fair Value:
Convertible notes payable	14,490
Common stock warrant liability	13,690

Balance at September 30, 2015	$87,480

-  6  -

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

3.  Convertible Notes Payable and Warrants to Purchase Common Stock

In November 2014, we issued 250 convertible notes payable, each with a face value of $100,000, for total cash proceeds of $25,000,000. The Notes are convertible into 11,506,155 shares of common stock, which is a conversion rate of $2.17275 per share. The Notes are convertible at any time at the holders’ election, except the Notes will automatically convert in the case where we have received a CE Mark approval for our Fantom product and have sustained a market trading price of at least A$0.60 per CDI for 20 consecutive trading days. The Notes mature on November 14, 2019, if not converted or redeemed earlier. Interest accrues on the Notes at the rate of 7.54 percent per annum, compounded annually, and is payable upon redemption or maturity; accrued interest is not payable or convertible upon conversion of the Notes. The Notes provide the holders a one-time option for cash redemption in January 2017, if not previously converted or redeemed, for the face value plus accrued interest.

Following an analysis of the embedded and derivative features of the Notes upon their issuance in 2014, and a projection of the volatility of their effective interest rates under the cost method, we elected to utilize fair value accounting for the Notes. Management believes the fair value method of accounting provides a more appropriate presentation of these liabilities than would be provided under the cost method. The fair value of the Notes as of September 30, 2015 was calculated to be $57,540,000, which was $32,540,000 more than the unpaid principal balance of the Notes. The increases of $14,490,000 and $19,760,000 in the fair value of the Notes during the three and nine months ended September 30, 2015, respectively, were recorded as losses in the consolidated statement of operations.

In connection with the issuance of the Notes in November 2014, we issued warrants to the noteholders to purchase up to 8,750,000 shares of common stock. On October 1, 2015, a total of 4,375,000 warrants were exercised for $9,506,000 cash proceeds. The remaining 4,375,000 warrants are exercisable immediately at $2.6073 per share and expire in November 2019 if not exercised. None of the warrants had been exercised as of September 30, 2015.

The fair value of the warrants as of September 30, 2015 was calculated to be $29,940,000. The increases of $13,690,000 and $14,551,000 in fair value of the warrant liability during the three and nine months ended September 30, 2015, respectively, were recorded as losses in the consolidated statement of operations.

4.  Balance Sheet Details

Property and Equipment and Accrued Expenses:  Components of our property and equipment and accrued expenses and other current liabilities are as follows:

	December 31,	September 30,
	2014	2015
	(in thousands)
Property and Equipment:
Furniture, office equipment, and software	$648	$651
Laboratory equipment	5,187	5,839
Leasehold improvements	2,361	2,385
	8,196	8,875
Accumulated depreciation and amortization	(5,276)	(5,988)
	$2,920	$2,887

Accrued Expenses and Other Current Liabilities:
Accrued salaries and other employee costs	$1,315	$736
Accrued operating expenses	769	800
Accrued use taxes and other	129	178
	$2,213	$1,714

-  7  -

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

5.  Income Taxes

We have reported tax net operating losses since our inception through September 30, 2015; therefore, no provision for income taxes has been recorded since our inception. The net operating tax loss carryforwards arising from our net losses may be available to offset future taxable income for income tax purposes; however, under Internal Revenue Code (“IRC”) Sections 382 and 383, use of the net operating tax loss carryforwards, as well as our research tax credit carryforwards, may be limited based on cumulative changes in ownership. We have established a valuation allowance against our net deferred tax assets due to the uncertainty surrounding the realization of those assets and we, therefore, have no deferred asset or liability balance for any reporting period. We periodically evaluate the recoverability of the deferred tax assets and, when it is determined that it is more-likely-than-not that the deferred tax assets are realizable, the valuation allowance will be reduced. Due to our valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

6.  Stock-Based Compensation

The Plan:  Our 2010 Equity Incentive Plan, as amended (the “Plan”), provides for grants of incentive and non-qualified stock options for purchase of our common stock at a price per share equal to the closing market price on the date of grant and for awards of restricted stock units and restricted stock for no consideration payable by the recipient. The number of shares reserved for issuance under the Plan may be increased annually by up to three percent of the outstanding stock of the Company and on January 1, 2015, an additional 1,002,893 shares were reserved for issuance under the Plan. An aggregate of 7,956,153 shares are reserved for issuance under the Plan as of September 30, 2015. All stock issuances under the Plan are made with new shares from our authorized but unissued common stock. The term of grants and awards under the Plan may not exceed ten years.

Employees, non-employee directors, and consultants are eligible to participate in the Plan. For purposes of determining stock-based compensation expense, we include non-employee directors with employees; we account for consultant compensation expense separately. Option activity under the Plan is as follows

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Balance at December 31, 2013	4,046,650	$7.15
Granted	637,000	$3.53
Cancelled	(180,500)	$6.61
Exercised	(259,725)	$0.95
Balance at December 31, 2014	4,243,425	$7.01
Granted	2,152,500	$4.50
Cancelled	(232,342)	$2.85
Exercised	(178,000)	$1.25
Balance at September 30, 2015	5,985,583	$6.44

The majority of options granted by the Company vest over four years, with 25 percent vesting on the one-year anniversary of the vesting commencement date and 75 percent vesting in equal monthly installments thereafter. Those options are exercisable at any time but, if exercised, are subject to a lapsing right of repurchase by us at the exercise price until fully vested. During March 2015, we granted a total of 316,000 options that vest based on certain performance achievements of the Company. We estimated the vesting term, which ranges from approximately nine months to two years with a weighted average vesting term of 15 months, on the date of grant based on our internal timelines and operating projections.

No tax benefits arising from stock-based compensation have been recognized in the consolidated statements of operations and comprehensive loss through September 30, 2015.

-  8  -

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

6.  Stock-Based Compensation (continued)

The Plan (continued):  During July 2012, January 2013, and May 2013 we awarded 33,000 shares, 40,000 shares, and 47,500 shares, respectively, of restricted stock; 25 percent of each award vests on each annual anniversary date of the award. Through September 30, 2015, none of the restricted stock had been cancelled.

During March 2015, we awarded 824,200 restricted stock units (“RSUs”) to employees. These RSUs vest based on certain performance achievements of the Company; we estimated the vesting term, which ranges from approximately 14 months to two years with a weighted average vesting term of 17 months, on the date of award based on our internal timelines and operating projections. During May 2015, we awarded 160,000 RSUs to employee and non-employee directors; such RSUs vest on the earlier of May 26, 2016 or one day prior to our 2016 annual stockholder meeting. Each RSU entitles the recipient to one share of our common stock upon vesting. Through September 30, 2015, none of the RSUs had vested and none had been cancelled.

Grants and Awards to Employees:  We account for option grants, restricted stock awards, and RSU awards to employees based on their estimated fair values on the date of grant or award, with the resulting stock-based compensation recorded over the requisite service period on a straight-line basis. For the options and RSUs that vest upon performance achievements, we record only the compensation expense for the performance targets that are probable of being achieved and we record such expense on a straight-line basis over the vesting period. During the nine months ended September 30, 2015, we determined that two of the three performance targets for our performance-based awards were probable of being achieved and, therefore, recorded expense for those awards only. Stock-based compensation arising from employee options and awards under the Plan is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Employee Stock-Based Compensation:	(in thousands)
Research and development expense	$282	$448	$855	$1,162
General and administrative expense	465	535	2,026	1,179
	$747	$983	$2,881	$2,341

The fair value of restricted stock and RSU awards is equal to the closing market price of our common stock on the date of award. The fair value of options granted was estimated on the date of grant using the following weighted-

average assumptions:

	Nine Months Ended
	September 30,
	2014	2015

Risk-free interest rate	2.33%	1.82%
Expected volatility of common stock	59.3%	55.6%
Expected life in years	6.14	6.16
Dividend yield	0%	0%

The assumed risk-free interest rate was based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected life of the option. The assumed volatility was calculated from the historical market prices of a selected group of publicly traded companies considered to be our peers; we use peer group data due to the fact that we have limited historical trading data. For options that vest based on passage of time, the expected option life was calculated using the simplified method under the accounting standard for stock compensation and a ten-year option expiration; we use the simplified method because we do not yet have adequate history as a public company to establish a reasonable expected life. For options that vest based on performance achievements, the expected life was calculated based on the requisite service periods estimated by management and a ten-year option expiration. The expected dividend yield of zero reflects that we have not paid cash dividends since inception and do not intend to pay cash dividends in the foreseeable future. The options granted to employees during the nine months ended September 30, 2015 had a weighted average grant date fair value of $2.40.

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2014 and 2015 was $561,000 and $417,000, respectively.

-  9  -

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

6.  Stock-Based Compensation (continued)

Stock Options to Consultants:  We account for stock options granted to consultants at their fair value. Under this method, the fair value is estimated at each reporting date during the vesting period using the Black-Scholes option-pricing model. The resulting stock-based compensation expense, or income if the fair value declines in a reporting period, is recorded over the consultant’s service period. Options to purchase 110,000 shares of common stock were granted to consultants during the nine months ended September 30, 2014; no options were granted to consultants during the nine months ended September 30, 2015. All stock options granted to consultants had either vested or been cancelled as of March 31, 2015; therefore, no compensation expense was recorded during the three months ended September 30, 2015. Stock-based compensation expense or (income) arising from consultant options granted under the Plan is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Consultant Stock-Based Compensation:	(in thousands)
Research and development expense	$(6)	$—	$67	$—
General and administrative expense	16	—	(8)	27
	$10	$—	$59	$27

The weighted-average fair value of unvested consultant options at September 30, 2014 was estimated to be $1.15 per share based on weighted-average assumptions of a risk-free interest rate of 2.47 percent, volatility of 58.7 percent, an option life of 9.19 years, and a dividend yield of zero percent. The assumed risk-free interest rate was based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected life of the option. The assumed volatility was calculated from the historical market prices of a selected group of publicly traded companies considered to be our peers; we use peer group data due to the fact that we have limited historical trading data. The expected option life is the remaining term of the option. The expected dividend yield of zero reflects that we have not paid cash dividends since inception and do not intend to pay cash dividends in the foreseeable future.

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

-  10  -

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

8.  Net Loss Per Common Share

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method and the if-converted method, as applicable. For purpose of this calculation, common stock options and restricted stock subject to forfeiture are considered to be common stock equivalents; common share equivalents are included in the calculation of diluted net loss per share only when their effect is dilutive.

The following weighted average shares were excluded from the computations of diluted net loss per share because including them would have been antidilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Weighted Average Shares Excluded from EPS:
Options to purchase common stock	4,408,842	4,466,191	4,384,484	4,425,491
Unvested restricted stock	83,559	53,435	94,992	64,869
Restricted stock units	—	984,200	—	696,356
Warrants to purchase common stock	—	8,750,000	—	8,750,000
Common share equivalents of convertible notes	—	11,506,156	—	11,506,156
	4,492,401	25,759,982	4,479,476	25,442,872

9.  Subsequent Events

On October 1, 2015, the Company received cash proceeds of $9,506,000 and issued 4,375,000 shares of common stock from the exercise of warrants. Following the exercise, a total of 38,082,778 shares of common stock were outstanding and 4,375,000 warrants remained outstanding.

-  11  -

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q and with our consolidated financial statements and the related notes thereto that are contained in our Annual Report on Form 10-K for the year ended December 31, 2014. In addition to historical information, the following discussion and analysis includes forward-looking statements that involve risks, uncertainties, and assumptions. Forward-looking statements are all statements other than statements of historical facts, such as those statements regarding the projections and timing surrounding our plans to complete clinical and regulatory evaluations, receive regulatory approvals and commence commercial sales, develop pipeline products, incur losses from operations, and assess and obtain future financings for operating and capital requirements.

We caution readers that forward-looking statements are not guarantees of future performance and actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” in our Form 10-K for the year ended December 31, 2014. Investors are cautioned that many of the assumptions on which our forward-looking statements are based are likely to change after our forward-looking statements are made. Further, we may make changes to our business plans that could or will affect our results. We caution investors that we do not intend to update our forward-looking statements more frequently than quarterly, notwithstanding any changes in our assumptions, changes in our business plans, our actual experience, or other changes, and we undertake no obligation to update any forward-looking statements.

Overview

We are a pre-revenue stage medical device company working toward commercialization of our proprietary technologies to provide minimally invasive medical devices for the treatment of conditions in the human body. We are in the later stages of developing and clinically testing bioresorbable drug-eluting coronary stents. We refer to bioresorbable stents as “scaffolds” because they are not permanent devices like metal stents that are commonly used today. In clinical use, a scaffold is guided by x-ray by an interventional cardiologist during a minimally invasive surgery to a coronary artery location with a delivery catheter system, whereupon it is deployed to restore blood flow to the artery and medicate the artery to prevent further blocking, or restenosis. Our scaffolds combine our proprietary bioresorbable polymer with various designs, including conventional designs and internally developed designs. Our scaffolds are designed to offer full x-ray visibility, clinically relevant sizing, and a controlled and safe resorption rate.

Our scaffold products have not yet been approved for sale and will require successful clinical trial results and regulatory approval before they can generate sales. We have invested significant time and funds in development, having performed scientific research, engineering development, and testing in laboratory and preclinical studies. We have developed, tested, and selected the polymer formulation, tested and selected the anti-restenotic drug and coating process, created and iterated the device design, and identified and implemented methods and processes to produce and test the scaffold. We designed and performed extensive preclinical tests that ranged from bench and engineering studies to in vitro and in vivo laboratory studies. In 2007, we enrolled patients in a small human clinical study that proved the viability of the technology while confirming the areas needing further development. We have been developing and advancing our scaffolds in both design and polymer composition since that study and have undertaken significant testing that has shown the viability of the technology across various models.

We are currently enrolling patients in a clinical trial of our Fantom scaffold. We enrolled 110 patients in this trial between March 2015 and September 2015, from which we will obtain follow-up data at a six-month time point. If this data has acceptable safety and efficacy results, we plan to apply for European regulatory approval in approximately the third quarter of 2016. In October 2015, we began enrolling up to 110 supplemental patients in the trial to obtain additional clinical data to facilitate commercialization needs. Prior to developing Fantom, we had enrolled a total of 165 patients in three clinical trials between June 2007 and January 2014 with predecessor scaffolds that were developed utilizing our proprietary x-ray visible polymer in combination with our “slide and lock” stent design. While these predecessor scaffolds demonstrated viability of the technology, we believe the enhanced characteristics of Fantom, including its conventional design, better position it for commercial success. Fantom’s enhanced features include a unibody design, lower strut thickness, smaller crossing profile, optimized polymer properties, and streamlined manufacturing processes, while still maintaining all the beneficial features of our prior scaffolds. In March 2014 we announced Fantom as our sole focus for development and testing and concurrently reduced headcount by approximately 45 percent and reduced other overhead costs to a lesser extent.

-  12  -

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

In order to produce quantities of our scaffold large enough to accommodate commercial needs, when that time arrives, we will need to scale up our manufacturing processes and expand our capabilities to allow for such things as additional scaffold sizes. We have developed plans and have begun implementation of the methods and processes for such manufacturing scale-up and will continue such work during the remainder of 2015 and throughout 2016 as we approach commercialization.

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

We perform all of our research and development activities from one location in San Diego, California. As of September 30, 2015, we had 53 employees, a majority of whom are degreed professionals and six of whom are PhDs. We leverage our internal expertise with contract research and preclinical laboratories, outside catheter manufacturing, and other outside services as needed. We have three clean rooms and multiple engineering and chemistry labs at our facility, in addition to our corporate and administrative office. We are ISO certified to the medical device standard 13485:2012 and intend to maintain the certification to support our commercialization plans.

In November 2014, we completed a financing to provide ongoing capital for our operations, including the Fantom clinical trial and application for CE Mark. This financing comprised the issuance of 250 senior unsecured convertible notes, each with a face value of $100,000, and warrants to purchase 8,750,000 shares of our common stock. We received cash proceeds of $25.0 million from the notes in November 2014 and cash proceeds of $9.5 million from the issuance of common stock upon the exercise of 4,375,000 of the warrants on October 1, 2015. We have the potential to receive an additional $11.4 million cash proceeds when, and if, the remainder of the warrants are exercised. Both the notes and the warrants have a five-year maturity or expiration, respectively.

We have not yet developed a product to a saleable stage and we have not, therefore, generated any product or other revenues. Our development efforts have been funded with a variety of capital received from angel investors, venture capitalists, strategic partners, hedge funds, the proceeds from our IPO in 2010, and the issuance of convertible notes in November 2014. Since our inception through September 30, 2015, we received approximately $153.9 million in equity proceeds and $53.5 million from issuances of notes payable ($28.5 million of the notes payable were converted to common stock upon our IPO in 2010). As of September 30, 2015, we had approximately $12.3 million in cash and investments available for operations; we received $9.5 million cash proceeds from the exercise of warrants on October 1, 2015. We believe the combined balance of $21.8 million as of October 1, 2015 will be sufficient to fund our operating and capital needs into, and possibly through, the third fiscal quarter of 2016.

We have incurred substantial losses since our inception; as of September 30, 2015, we had accumulated a deficit of approximately $304.9 million. We expect our losses to continue as we complete our development work, clinical studies, and preparations for commercialization during the remainder of this year and in 2016; if these efforts are successful and we are able to obtain regulatory approval, we expect to commence product sales thereafter. In order to successfully transition to profitable operations, we will need to achieve a level of revenues and product margins to support the Company’s cost structure. Until such time as we generate positive cash flow, we plan to continue to fund our operating and capital needs by utilizing our current cash and investments. If the remainder of the warrants issued in November 2014 are not exercised, or not exercised on a timeframe that coincides with our cash needs, we may need to raise additional capital through equity or debt financings or strategic or other transactions.

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

-  13  -

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

Historically, our research and development expenses have represented between 70 and 75 percent of our total operating expenses. Upon our change in development programs to Fantom in early 2014, we saw a decrease in research and development expenses, primarily due to a concurrent reduction in headcount by approximately 46 percent upon the change and a reduction of other development and clinical trial expenses due to the earlier stage of development for Fantom compared to the predecessor program. Research and development expenses as a percentage of our total operating expenses were 65 percent for the year ended December 31, 2014 and 70 percent for the nine months ended September 30, 2015. We expect our research and development expense to continue to increase during the remainder of 2015 as we continue the clinical enrollment and testing of Fantom. We enrolled 110 patients in the clinical trial between March 2015 and September 2015. We plan to obtain follow-up data at a six-month time point on these patients, and if this data has acceptable safety and efficacy results, apply for regulatory approval of Fantom in approximately the third quarter of 2016. We are also enrolling 110 supplemental patients with Fantom to obtain additional data for commercialization purposes. We expect to incur increasing expenses in the future for development of final manufacturing processes and equipment as we prepare for commercialization and as we research the feasibility of developing additional products from technology in our intellectual property portfolio.

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

Historically, our general and administrative expenses have represented between 25 and 30 percent of our total operating expenses; they represented 35 percent of total operating expenses for the year ended December 31, 2014 and 30 percent for the nine months ended September 30, 2015. We anticipate that we will continue to invest in patents at similar levels as we have in the past. Additionally, we anticipate that we will expand our corporate infrastructure in late 2015 and 2016 to continue to support the needs of being a public company and to prepare for commercial sales of our products, which will increase our general and administrative expenses accordingly. We also expect to begin to incur sales and marketing expenses beginning in 2016 as we prepare for product sales in the event we receive CE Marking.

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

-  14  -

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

We believe the following accounting policies involve a greater degree of judgment and complexity than any other of our accounting policies and, therefore, are the most critical to understanding and evaluating our consolidated financial condition and results of operations. Our other key accounting policies are less subjective and, therefore, are not included here.

Research and Development Costs:  We expense research and development costs as incurred. Our preclinical and clinical study costs are incurred on a contract basis and generally span a period longer than a month. We record costs incurred under these contracts as the work occurs and make payments according to contractual terms. Until a contract is completed, we estimate the amount of work performed and accrue for estimated costs that have been incurred but not paid. As actual costs become known, we adjust our accruals. We expect our clinical expense accruals to increase as we continue to initiate and enroll patients in clinical trials. We expect to make estimates of work performed throughout the term of these trials, each of which is currently expected to be five years or longer. As these costs increase, if our estimates are inaccurate, possible material changes to our accruals could be required, which could materially affect our results of operations within any fiscal period. To date, there have been no material changes in our research and development expense estimates, including our estimates for accrued clinical costs.

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

For awards to employees and directors, we determine the amount of compensation expense by estimating the fair value of the option, stock, or RSU on the date of award, with the resulting stock-based compensation recorded over the vesting period, which ranges from one to four years, on a straight-line basis. For stock options and RSUs that vest upon performance achievements, we record only the compensation expense for the performance targets that are probable of being achieved and we record such expense on a straight-line basis over the vesting period. During the nine months ended September 30, 2015, we determined that two of the three performance targets for our performance-based awards were probable of being achieved and, therefore, recorded expense for those awards only. All stock-based compensation expense is recorded as either research and development or general and administrative expense based on a recipient’s work classification. For stock options, we estimate the fair value by using the Black-Scholes option pricing model. For the model inputs, we use the fair value of the underlying common stock, a risk-free interest rate that corresponds to the expected life of the option, an expected option life ranging between 5.65 and 6.25 years, and an estimate of volatility based on the market trading prices of comparative peer companies. The fair value of restricted stock and RSUs awarded is equal to the closing market price of our common stock on the date of award.  Additionally, we reduce the amount of recorded compensation expense to allow for potential forfeitures of the options; the forfeiture rate is based on our actual historical forfeitures and has ranged from approximately 2.3 percent to 3.4 percent.

We have not granted any consultant options since January 2014; as of March 31, 2015, no consultant options remained subject to vesting. When we do have unvested consultant options, we estimate the fair value at date of grant and at each subsequent accounting date and record compensation expense based on the fair value during the service period of the consultant. We estimate the fair value by using the Black-Scholes option pricing model with the same approach to inputs and assumptions as we use to estimate the fair value of options granted to employees, except we use the remaining term as the expected life of the option.

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

-  15  -

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

We elected to account for the convertible notes we issued in November 2014 at fair value, which does not require separate accounting for derivative features. On the issue date of convertible notes, we record the difference, if any, between the issue price of the notes and their fair value as a gain or loss in the consolidated statement of operations. Until such time as the notes are converted into common stock or repaid, we accrue interest on the notes at the stated interest rate. We additionally remeasure the fair value of the notes at each reporting date and record a gain (upon decrease in fair value) or loss (upon an increase in fair value) for any change in fair value. Fair value is determined using a binomial valuation model, which requires the use of subjective assumptions, including unobservable inputs that are supported by little or no market activity. The assumptions represent our best estimates, but involve certain inherent uncertainties. Inputs to the model include the market value of the underlying stock, a life equal to the contractual life of the notes, incremental borrowing rates that correspond to debt with similar credit worthiness, estimated volatility based on the historical prices of our trading securities, and we make assumptions as to our abilities to test and commercialize our product(s), to obtain future financings when and if needed, and to comply with the terms and conditions of the notes. Since the determination of fair value is complex and involves the use of subjective assumptions, if our assumptions, estimates, or modeling approaches change and we use different assumptions or methods, our fair values could be materially different in the future.

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

Results of Operations

During the first quarter of 2014, our operating activities focused on testing and commercial preparation of a predecessor version scaffold. In March 2014 we announced that our Fantom scaffold would be our sole focus for development and testing and we concurrently reduced headcount by approximately 45 percent and reduced other overhead costs to a lesser extent. In addition to the development and testing of Fantom in 2014, we began the initial human clinical trial of Fantom in December of 2014. During 2015, our operating activities have consisted of further refinement of Fantom and clinical trial activities to support increasing enrollments of patients with Fantom.

In November 2014, we issued 250 senior unsecured convertible notes, each with a face value of $100,000, and warrants to purchase 8,750,000 shares of our common stock. We received cash proceeds of $25.0 million from the notes at that time. We account for the notes and warrant liability at their fair values and have recognized non-cash losses in the consolidated statement of operations for the increases in fair values since the issuance date. Subsequent to our third quarter end, a total of 4,375,000 warrants were exercised on October 1, 2015, for cash proceeds of $9,506,000.

Comparison of the Three Months Ended September 30, 2014 and 2015

Our operating results for the three-month periods indicated are as follows (dollars in thousands):

	Three Months Ended
	September 30,		Change
	2014	2015	$	%
Research and development expense	$2,930	$4,404	$1,474	50%
General and administrative expense	$1,516	$1,818	$302	20%
Interest expense	$—	$475	$475	100%
Loss on change in fair values of convertible notes and warrant liability	$—	$28,180	$28,180	100%
Other income	$49	$9	$(40)	(82%)

-  16  -

Research and development expense increased $1,474,000, or 50 percent, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. This increase was primarily a result of our Fantom development focus during 2014 compared to our testing and clinical enrollment focus in 2015. Clinical costs increased $443,000 as a result of the difference in timing and number of Fantom patient enrollments during the third quarter of 2015 compared to the predecessor product patient follow-ups during the third quarter of 2014. Direct materials, including purchased catheters and polymer lasing costs, increased $294,000 due to the increased product needs for preclinical and clinical purposes and our continuation of process improvement efforts during the third quarter of 2015 as compared to the same period in 2014. Personnel costs, including benefits and stock-based compensation, increased $337,000 primarily due to an approximate ten percent increase in headcount between years and an additional $171,000 in stock compensation during the third quarter of 2015 that arose from the performance-based equity grants made in March 2015. During the third quarter of 2015, we made a non-recurring payment of $200,000 for non-stent intellectual property. Preclinical study costs increased $104,000 between comparative periods due to the timing and type of testing performed. The remainder of the change in research and development expenses between periods resulted from individually immaterial changes in lab supplies, quality control, engineering services, depreciation, and facilities expenses.

General and administrative expense increased $302,000, or 20 percent, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. This increase was primarily a result of recording an expected $210,000 in severance costs as of September 30, 2015 related to the transition to our new Chief Executive Officer. The remainder of the change in general and administrative expenses between periods was due to individually immaterial changes in salaries and other personnel costs, travel and entertainment expenses, investor relations costs, marketing and tradeshow costs, office supplies, facilities costs, audit and legal fees, depreciation, insurance, franchise taxes, and other overhead expenses.

Our other non-operating expenses during the third quarter of 2015 primarily arose from the issuance of convertible notes and warrants in November 2014. Interest expense of $475,000 on the convertible notes accrued during the three months ended September 30, 2015. We additionally recorded a $28,180,000 loss on the change in fair value of the notes and warrants during the three months ended September 30, 2015. Interest income was $1,000 and other income, which primarily arose from exchange rate gains, was $8,000 for the three months ended September 30, 2015.

Comparison of the Nine Months Ended September 30, 2014 and 2015

Our operating results for the nine-month periods indicated are as follows (dollars in thousands):

	Nine Months Ended
	September 30,		Change
	2014	2015	$	%
Research and development expense	$10,782	$11,735	$953	9%
General and administrative expense	$5,768	$4,973	$(795)	(14%)
Interest expense	$—	$1,410	$1,410	100%
Loss on change in fair values of convertible notes and warrant liability	$—	$34,311	$34,311	100%
Other income	$44	$58	$14	32%

Research and development expense increased $953,000, or nine percent, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily as a result of our change in product development to the Fantom scaffold in late March 2014, the related reduction in headcount on March 26, 2014, and the initiation of Fantom clinical trials in December 2014. Clinical costs increased $519,000 during the first nine months of 2015 as a result of the difference in timing and number of Fantom patient enrollments in 2015 compared to the predecessor product patient follow-ups in 2014. Direct materials, including purchased catheters and polymer lasing costs, increased $393,000 because of increased product needs for preclinical and clinical purposes and our initiation of process improvement efforts during 2015 as compared to 2014. During the third quarter of 2015, we made a non-recurring payment of $200,000 for non-stent intellectual property. Offsetting these increases, our personnel costs, including benefits and stock-based compensation, decreased $206,000 in 2015, primarily due to the approximate 46 percent decrease in headcount during March 2014; the $237,000 in severance benefits and payroll taxes recorded in 2014 was not repeated in 2015. The remainder of the change in research and development expenses between periods resulted from individually immaterial changes in lab supplies, quality control, preclinical expenses, engineering services, depreciation, and facilities expenses.

-  17  -

General and administrative expense decreased a total of $795,000, or 14 percent, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. A combination of items contributed to this decrease. Personnel costs, including benefits and stock-based compensation expense, decreased $937,000 primarily due to a decrease of $811,000 in stock compensation upon final vesting of stock option grants made in 2010 and 2011 for which comparative grants were not made in 2015. An additional $178,000 in severance benefits and payroll taxes recorded in 2014 was not repeated in 2015; the remainder of the decrease in personnel costs was due to an approximate 44 percent decrease in headcount during March 2014. Offsetting the personnel decreases, travel and entertainment increased $112,000 between the comparative periods as a result of travel required for clinical studies and we incurred $210,000 in severance costs in September 2015 related to the transition to our new Chief Executive Officer. The remainder of the change in general and administrative expenses between periods was due to individually immaterial changes in investor relations costs, office supplies, marketing and tradeshow costs, audit and tax fees, facilities costs, depreciation, insurance, franchise taxes, and other overhead expenses.

Our other non-operating expenses during the nine months ended September 30, 2015 primarily arose from the issuance of convertible notes and warrants in November 2014. Interest expense of $1,410,000 on the convertible notes accrued during the nine months ended September 30, 2015. We additionally recorded a $34,311,000 loss on the change in fair value of the notes and warrants during the nine months ended September 30, 2015. Interest income was $7,000 and other income, which primarily arose from exchange rate gains, was $51,000 for the nine months ended September 30, 2015.

Liquidity and Capital Resources

Sources of Liquidity

We are in the clinical testing phase of product development, but have not commercialized or generated revenue from the sale of any products and have incurred losses since our inception in June 1998. We do not anticipate having a product available for sale unless, and until, we successfully receive CE Marking or other regulatory approval, which we do not anticipate will occur until late 2016 at the earliest. We have incurred substantial losses since our inception; as of September 30, 2015, we had accumulated a deficit of approximately $304.9 million. We anticipate that we will continue to incur substantial net losses and cash outflows through at least 2016 as we continue our development work, conduct and complete preclinical and clinical trials, expand our corporate infrastructure, and prepare for the potential commercial launch of our products.

Our development efforts have been funded with a variety of capital received from angel investors, venture capitalists, strategic partners, hedge funds, the proceeds from our IPO in 2010, and the issuance of convertible notes in November 2014. Since our inception through September 30, 2015, we have received approximately $153.9 million in equity proceeds and $53.5 million from issuance of notes payable ($28.5 million of the notes payable were converted to common stock upon our IPO in 2010). We completed a financing in November 2014 that was intended to provide the ongoing capital for our operations, including the Fantom clinical trial and application for CE Mark. This financing was completed with the issuance of 250 senior unsecured convertible notes payable, each with a face value of $100,000, and warrants to purchase 8,750,000 shares of our common stock. Both the notes and the warrants have five-year lives. We received gross cash proceeds of $25.0 million from the notes upon the closing in November 2014.

As of September 30, 2015, we had approximately $12.3 million in cash and investments available for operations. Subsequent to our third quarter end, on October 1, 2015, we received cash proceeds of $9.5 million from the issuance of common stock upon the exercise of 4,375,000 warrants, which provided us cash and investments available for operations totaling $21.8 million as of October 1, 2015. We believe this balance as of October 1, 2015 will be sufficient to fund our operating and capital needs into, and possibly through, the third fiscal quarter of 2016. When, and if, the remaining 4,375,000 outstanding warrants are exercised, we would receive $11.4 million cash proceeds.

In order to successfully transition to profitable operations, we will need to achieve a level of revenues and product margins to support the Company’s cost structure. Until such time as we generate positive cash flow, we plan to continue to fund our operating and capital needs by utilizing our current cash and investments and by raising additional capital through equity or debt financings, strategic or other transactions, or through the exercise of the remaining warrants issued in November 2014. We currently have no set plans for raising additional capital.

-  18  -

Cash Flows

Our cash flows for the periods indicated are as follows:

	Nine Months Ended
	September 30,
	2014	2015
	(in thousands)
Net cash used for operating activities	$(14,120)	$(13,884)
Net cash provided by (used for) investing activities	$1,109	$(256)
Net cash provided by financing activities	$79	$171
Net decrease in cash and cash equivalents	$(12,932)	$(13,969)

Net Cash Flow from Operating Activities

Net cash used for operating activities during the first nine months of 2014 primarily reflects the net loss of $16,506,000. A total of $1,348,000 was due to the net changes in operating assets and liabilities. Non-cash expenses included $780,000 of depreciation and amortization and $2,940,000 of stock-based compensation.

Net cash used for operating activities during the first nine months of 2015 primarily reflects the loss from operations of $16,708,000 and the changes in operating assets and liabilities of $454,000. These items were offset by non-cash expenses of $2,368,000 for stock-based compensation, $811,000 of depreciation and amortization, and $41,000 of other non-cash expense. The accrued interest on convertible notes and the loss on change in fair value of convertible notes and warrant liability were non-cash items that had no effect on cash flows.

Net Cash Flow from Investing Activities

Net cash used in investing activities during the first nine months of 2014 consisted of $1,492,000 in receipts upon the maturity of short-term investments, offset by $383,000 in purchases of lab and other equipment and leasehold improvements.

Net cash used for investing activities during the first nine months of 2015 consisted of $754,000 for the purchase of lab and other equipment, offset by $498,000 received upon the maturity of certificates of deposit.

Net Cash Flow from Financing Activities

Cash provided by financing activities during the first nine months of 2014 resulted from $222,000 in proceeds from the issuance of common stock upon the exercise of employee and consultant stock options, offset by $143,000 in payment of progress costs associated with the financing transaction completed in November 2014.

Cash provided by financing activities during the first nine months of 2015 resulted from $221,000 in proceeds from the issuance of common stock upon exercise of employee stock options, offset by payment of $50,000 in issuance costs from the financing completed in November 2014.

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

Until such time as we commercialize a product and reach a sales volume to generate positive cash flow, we plan to continue to fund our operating and capital needs by utilizing our current cash and investments. We had cash and investments totaling $12.3 million as of September 30, 2015; we received $9.5 million cash proceeds from the exercise of 4,375,000 warrants on October 1, 2015. We believe the combined balance of $21.8 million as of October 1, 2015 will be sufficient to fund our operating and capital needs into, and possibly through, the third fiscal quarter of 2016.  Additionally, the 4,375,000 warrants that remain outstanding, which have a five-year life, are exercisable at a price of $2.6073 per share. If the remaining warrants are exercised, we have the potential to receive up to $11.4 million cash proceeds. Management intends to pursue exercise of the remaining warrants.

-  19  -

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

Contractual Obligations, Commitments, and Contingencies

The following table summarizes our outstanding contractual obligations as of September 30, 2015:

	Payments Due by Period
	< 1 Year	1 to 3 Years	Total
	(in thousands)
Contractual Obligations:
Operating lease obligations	$685	$947	$1,632
Purchase obligations	79	6	85
	$764	$953	$1,717

Off-Balance Sheet Arrangements

Not applicable.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

-  20  -

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

-  21  -

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

We may from time to time become subject to various claims and legal actions during the ordinary course of our business. We are not party to any legal proceedings at the date of filing of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Our business is subject to various risks, including those described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which we strongly encourage you to review. There have been no material changes during the nine months ended September 30, 2015, from the risk factors disclosed in Item 1A of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

Not applicable.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

-  22  -

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

REVA Medical, Inc.

Date: November 9, 2015	/s/ Regina E. Groves
Regina E. Groves
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2015	/s/ Katrina L. Thompson
Katrina L. Thompson
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

-  23  -

INDEX TO EXHIBITS

Filed
		with this	Incorporated by Reference
Exhibit Number	Description of Exhibits	Form 10-Q	Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation		S-1/A	333-168852	10/22/2010
3.2	Amended and Restated Bylaws		S-1/A	333-168852	10/22/2010
3.3	Amendment No. 1 to the Amended and Restated Bylaws		8-K	000-54192	9/12/2014
4.1	Form of Stock Certificate		S-1/A	333-168852	11/12/2010
4.2	Form of Amended and Restated Investors’ Rights Agreement, by and among REVA Medical, Inc. and the holders of our common stock and convertible notes set forth therein		S-1/A	333-168852	11/12/2010
4.3	Convertible Note Deed dated September 25, 2014, by and between REVA Medical, Inc., Goldman Sachs International, and Senrigan Master Fund		8-K	000-54192	9/26/2014
10.1	Executive Employment Agreement, dated September 21, 2015, by and between REVA Medical, Inc. and Regina Groves		8-K	000-54192	8/21/2015
10.2	Exclusive License Agreement Number 2 between Rutgers, The State University of New Jersey and REVA Medical, Inc. dated July 1, 2010 *	X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X
32.1 **	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X
99.1	Section 13 of the ASX Settlement Rules		S-1/A	333-168852	10/22/2010
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	Registrant has requested continuation of confidential treatment with respect to certain portions of this exhibit.
**

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