Form 10-Q
period 2016-03-31
REVA Medical, Inc.
filed 2016-05-09
CIK 1496268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of May 1, 2016, a total of 42,536,486 shares of the registrant’s Common Stock, $0.0001 par value per share, were outstanding.

REVA MEDICAL, INC.

FORM 10-Q –– QUARTERLY REPORT

For the Quarter Ended March 31, 2016

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

PART I.  FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

REVA Medical, Inc.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	December 31,	March 31,
Assets	2015	2016
Current Assets:
Cash and cash equivalents	$16,895	$22,073
Prepaid expenses and other current assets	397	393
Total current assets	17,292	22,466
Non-Current Assets:
Property and equipment, net	2,719	2,615
Other non-current assets	60	60
Total non-current assets	2,779	2,675
Total Assets	$20,071	$25,141

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable	$1,054	$1,313
Accrued expenses and other current liabilities	2,242	2,016
Total current liabilities	3,296	3,329
Long-Term Liabilities:
Convertible notes payable	75,365	99,172
Common stock warrant liability	19,622	—
Other long-term liabilities	2,352	2,813
Total long-term liabilities	97,339	101,985
Total Liabilities	100,635	105,314

Commitments and contingencies (Note 7)

Stockholders' Deficit
Common stock ― $0.0001 par value; 100,000,000 shares authorized; 38,155,986 and 42,535,986 shares issued and outstanding at December 31, 2015 and March 31, 2016, respectively	4	4
Class B common stock ― $0.0001 par value; 25,000,000 shares authorized; no shares issued or outstanding	—	—
Undesignated preferred stock ― $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	254,572	295,761
Accumulated deficit	(335,140)	(375,938)
Total Stockholders' Deficit	(80,564)	(80,173)
Total Liabilities and Stockholders' Deficit	$20,071	$25,141

The accompanying notes are an integral part of these financial statements.

- 1  -

REVA Medical, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2015	2016
Operating Expense:
Research and development	$3,264	$5,288
General and administrative	1,589	2,193
Loss from operations	(4,853)	(7,481)
Other Income (Expense):
Interest income	3	1
Interest expense	(465)	(505)
Loss on change in fair value of convertible notes payable and warrant liability	(18,101)	(32,764)
Other income (expense)	59	(49)
Other expense	(18,504)	(33,317)
Net Loss and Comprehensive Loss	$(23,357)	$(40,798)

Net Loss Per Common Share:
Net loss per share, basic and diluted	$(0.70)	$(1.01)
Shares used to compute net loss per share, basic and diluted	33,468,431	40,471,019

The accompanying notes are an integral part of these financial statements.

- 2  -

REVA Medical, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2015	2016
Cash Flows from Operating Activities:
Net loss	$(23,357)	$(40,798)
Non-cash adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	260	282
Stock-based compensation	555	1,195
Interest on convertible notes payable	465	505
Loss on change in fair value of convertible notes payable and warrant liability	18,101	32,764
Other non-cash expenses	3	5
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	45	4
Accounts payable	(9)	280
Accrued expenses and other current liabilities	(986)	(231)
Other long-term liabilities	(39)	(44)
Net cash used for operating activities	(4,962)	(6,038)
Cash Flows from Investing Activities:
Purchases of property and equipment	(281)	(199)
Net cash used for investing activities	(281)	(199)
Cash Flows from Financing Activities:
Proceeds from issuances of common stock	62	11,415
Costs of issuing convertible notes payable and warrants	(50)	—
Net cash provided by financing activities	12	11,415
Net increase (decrease) in cash and cash equivalents	(5,231)	5,178
Cash and cash equivalents at beginning of period	25,814	16,895
Cash and Cash Equivalents at End of Period	$20,583	$22,073

Supplemental Non-Cash Information:
Property and equipment in accounts payable at end of period	$2	$29
Warrant liability transferred to equity upon exercise	$—	$28,579

The accompanying notes are an integral part of these financial statements.

- 3  -

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

We do not yet have a product available for sale; our product(s) will become available following completion of required clinical studies with acceptable data and when, and if, we receive regulatory approval. We are currently in the clinical testing phase of a drug-eluting bioresorbable stent to treat vascular disease in humans. This stent, which we have named Fantom®, was introduced in humans during December 2014 and has been implanted subsequently in 240 patients in eight countries outside the United States. We intend to use the data from 100 of these patients at a six-month time point, if the data has acceptable safety and efficacy results, to complete an application for European CE Marking during the third quarter of 2016. The CE Mark is the regulatory approval that would allow us to commercialize Fantom in Europe.

In December 2010 we completed an initial public offering (the “IPO”) of our common stock in Australia and registered with the U.S. Securities and Exchange Commission (“SEC”) and, consequently, became an SEC filer. Our stock is traded in the form of CHESS Depositary Interests (“CDIs”) on the Australian Securities Exchange (“ASX”); each share of our common stock is equivalent to ten CDIs. Our trading symbol is “RVA.AX.” Under an agreement with the current holders of our convertible notes, we intend to pursue listing of our common stock on NASDAQ, or another exchange approved by our noteholders, during 2016, with the intention to be accepted for listing no later than June 30, 2017.

Basis of Presentation:  We have prepared the accompanying consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the SEC for reporting of interim financial information and, therefore, certain information and footnote disclosures normally included in annual financial statements have been omitted. Accordingly, these interim financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and with the audited financial statements and accompanying footnotes included in our Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2015.

Our consolidated financial statements include the accounts of REVA and our wholly owned subsidiary. All intercompany transactions and balances, if any, have been eliminated in consolidation. These interim consolidated financial statements are unaudited; the consolidated balance sheet as of December 31, 2015 was derived from the Company’s audited financial statements included in our Form 10-K for the year ended December 31, 2015. The interim financial statements have been prepared on the same basis as our annual financial statements and, in our opinion, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair statement of the results of these interim periods have been included. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other interim period.

Liquidity:  We have experienced recurring losses and negative cash flows from operating activities since our inception and, as of March 31, 2016, we had an accumulated deficit of $375,938,000. While we anticipate initiating commercial operations by mid-2017, until we generate revenue, and at a level to support our cost structure, we expect to continue to incur substantial operating losses and net cash outflows. We had cash of $22,073,000 at March 31, 2016, which reflects the receipt of $11,407,000 in cash proceeds from warrant exercises on February 12, 2016. Based on our current operating plans and projections, we believe this cash balance will be sufficient to fund our operating and capital needs through the first fiscal quarter of 2017.

Although we currently have no set financing plans, until we can sustain positive cash flows from our operations, we intend to fund our future needs by raising additional capital through equity or debt issuances. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital, we may be compelled to reduce the scope of our operations and planned capital expenditures or sell certain assets, including intellectual property assets.

-  4  -

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.  Background and Basis of Presentation (continued)

Liquidity (continued): Even if we do attain revenue, we may never become profitable and even if we do attain profitable operations, we may not be able to sustain that profitability or positive cash flows on a recurring basis. These conditions, combined with the uncertainty of the timing of receipt of future financings, if any, raise substantial doubt about our ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Use of Estimates:  In order to prepare our financial statements in conformity with GAAP, we are required to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Our most significant estimates relate to, or have related to, the fair value of our convertible notes payable, the fair value of our warrant liability, our operating expense accruals, including clinical study expenses, and our stock-based compensation. Actual results could differ from our estimates.

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

We carry our convertible notes payable and, until February 12, 2016 when the warrants were exercised in full, our common stock warrant liability at fair value. We carry our other financial instruments at amortized cost, which we consider to be reasonable estimates of their respective fair values due to their short-term nature and, therefore, fair value information is not provided in the following table; these other financial instruments include cash and cash equivalents, accounts payable, and accrued expenses. Utilizing the lowest level inputs available under the measurement hierarchy, the fair values of our measured financial instruments are as follows:

Level 3
(in thousands)

Fair Value at December 31, 2015:
Liabilities:
Convertible notes payable	$75,365
Common stock warrant liability	19,622
$94,987
Fair Value at March 31, 2016:
Liabilities:
Convertible notes payable	$99,172
Common stock warrant liability	—
$99,172

We had no Level 1 or Level 2 financial instruments through March 31, 2016.

-  5  -

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

2.  Fair Value Measurements (continued)

Our Level 3 financial liabilities, which are recurring, consist of convertible notes payable (the “Notes”) and, until they were exercised in full, warrants for the purchase of common stock, all of which were issued in November 2014. The fair values of the Notes were determined utilizing a least squares Monte Carlo simulation model and valuation of the warrants was determined utilizing a Black-Scholes valuation model. Both models require use of unobservable inputs that are determined by management, with the assistance of independent experts. These inputs represent our best estimates, but involve certain inherent uncertainties. We used the market value of the underlying stock, a life equal to the contractual life of the financial instrument, incremental borrowing rates and bond yields that correspond to instruments of similar credit worthiness and the instrument’s remaining life, an estimate of volatility based on the historical prices of our trading securities, and we made assumptions as to our abilities to test and commercialize our product(s), to obtain future financings when and if needed, and to comply with the terms and conditions of our Notes. A summary of the assumptions used to value the Notes and warrants is as follows:

	March 31,	March 31,
	2015	2016

Market price per share of common stock	$4.34	$8.45
Risk-free interest rate	1.8%	1.9%
Expected volatility of common stock	86.4%	74.5%
Expected life – years	4.63	3.64
Bond yield of equivalent securities	28.8%	27.0%

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

A total of $18,101,000 and $32,764,000 in unrealized losses arising from the change in fair value on our Level 3 financial liabilities were recorded during the three-month periods ended March 31, 2015 and 2016, respectively. Our Level 3 fair value activity through March 31, 2016 is as follows:

Level 3
(in thousands)

Balance at December 31, 2015	$94,987
Losses from Change in Fair Value:
Convertible notes payable	23,807
Common stock warrant liability	8,957

Transfer to additional paid-in capital upon exercise of warrants	(28,579)

Balance at March 31, 2016	$99,172

3.  Convertible Notes Payable and Warrants to Purchase Common Stock

In November 2014, we issued 250 convertible notes payable, each with a face value of $100,000, for total cash proceeds of $25,000,000. The Notes are convertible into 11,506,155 shares of common stock, which is a conversion rate of $2.17275 per share. The Notes are convertible at any time at the holders’ election; the Notes automatically convert in the case where we have received CE Mark approval of our Fantom product, sustained a market trading price of at least A$0.60 per CDI for 20 consecutive trading days, and listed our securities for trading on NASDAQ or another stock exchange that is acceptable to the noteholders. The Notes mature on November 14, 2019, if not converted or redeemed earlier. Interest accrues on the Notes at the rate of 7.54 percent per annum, compounded annually, and is payable upon redemption or maturity; accrued interest is not payable or convertible upon conversion of the Notes. Effective March 22, 2016 upon an amendment to the Notes and approved by our shareholders, the Notes provide the holders a one-time option for cash redemption on June 30, 2017, if not previously converted or redeemed, for the face value plus accrued interest.

-  6  -

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

3.  Convertible Notes Payable and Warrants to Purchase Common Stock (continued)

Following an analysis of the embedded and derivative features of the Notes upon their issuance in 2014, and a projection of the volatility of their effective interest rates under the cost method, we made an irrevocable election to utilize fair value accounting for the Notes. Management believed the fair value method of accounting would provide a more appropriate presentation of these liabilities than would be provided under the cost method. The fair values of the Notes as of December 31, 2015 and March 31, 2016 was calculated to be $50,365,000 and $74,172,000, respectively, higher than the unpaid principal balance of the Notes of $25,000,000. The increases of $12,210,000 and $23,807,000 in the fair value of the Notes during the three months ended March 31, 2015 and 2016, respectively, were recorded as losses in the consolidated statement of operations.

In connection with the issuance of the Notes in November 2014, we issued warrants to the noteholders to purchase up to 8,750,000 shares of common stock. In October 2015, a total of 4,375,000 warrants were exercised for $9,506,000 cash proceeds and on February 12, 2016 the remaining 4,375,000 warrants were exercised for $11,407,000 cash proceeds. The fair value of the warrants on the February 12, 2016 exercise date was calculated to be $28,579,000. The increases of $5,891,000 and $8,957,000 in fair value of the warrant liability during the three months ended March 31, 2015 and the period from December 31, 2015 to February 12, 2016, respectively, were recorded as losses in the consolidated statement of operations.

4.  Balance Sheet Details

Property and Equipment and Accrued Expenses:  Components of our property and equipment and accrued expenses and other current liabilities are as follows:

	December 31,	March 31,
	2015	2016
	(in thousands)
Property and Equipment:
Furniture, office equipment, and software	$650	$653
Laboratory equipment	5,952	6,124
Leasehold improvements	2,386	2,386
	8,988	9,163
Accumulated depreciation and amortization	(6,269)	(6,548)
	$2,719	$2,615

Accrued Expenses and Other Current Liabilities:
Accrued salaries and other employee costs	$1,311	$708
Accrued operating expenses	745	1,139
Accrued use taxes and other	186	169
	$2,242	$2,016

5.  Income Taxes

We have reported tax net operating losses since our inception through March 31, 2016; therefore, no provision for income taxes has been recorded since our inception. The net operating tax loss carryforwards arising from our net losses may be available to offset future taxable income for income tax purposes; however, under Internal Revenue Code (“IRC”) Sections 382 and 383, use of the net operating tax loss carryforwards, as well as our research tax credit carryforwards, may be limited based on cumulative changes in ownership. We have established a valuation allowance against our net deferred tax assets due to the uncertainty surrounding the realization of those assets and we, therefore, have no deferred asset or liability balance for any reporting period. We periodically evaluate the recoverability of the deferred tax assets and, when it is determined that it is more-likely-than-not that the deferred tax assets are realizable, the valuation allowance will be reduced. Due to our valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

-  7  -

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

6.  Stock-Based Compensation

The Plan:  Our 2010 Equity Incentive Plan, as amended (the “Plan”), provides for grants of incentive and non-qualified stock options for purchase of our common stock at a price per share equal to the closing market price on the date of grant and for awards of restricted stock units and restricted stock for no consideration payable by the recipient. The number of shares reserved for issuance under the Plan may be increased annually by up to three percent of the outstanding stock of the Company and on January 1, 2016, an additional 550,000 shares were reserved for issuance under the Plan. An aggregate of 8,430,945 shares are reserved for issuance under the Plan as of March 31, 2016. All stock issuances under the Plan are made with new shares from our authorized but unissued common stock. The term of grants and awards under the Plan may not exceed ten years.

Employees, non-employee directors, and consultants are eligible to participate in the Plan. For purposes of determining stock-based compensation expense, we include non-employee directors with employees; we account for consultant compensation expense separately. Option activity under the Plan is as follows:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Balance at December 31, 2014	4,243,425	$7.01
Granted	2,152,500	$4.50
Cancelled	(232,292)	$2.85
Exercised	(251,208)	$2.27
Balance at December 31, 2015	5,912,425	$6.46
Granted	487,500	$8.18
Exercised	(5,000)	$1.80
Balance at March 31, 2016	6,394,925	$6.60

Vesting periods of stock and unit awards and option grants are determined by the Company’s board of directors. The majority of options granted by the Company vest over four years, with 25 percent vesting on the one-year anniversary of the vesting commencement date and 75 percent vesting in equal monthly installments thereafter. A majority of those options are exercisable at any time but, if exercised, are subject to a lapsing right of repurchase by us at the exercise price until fully vested. During March 2015, we granted a total of 316,000 options that vest based on certain performance milestones of the Company. We estimated the vesting term for each performance objective on the date of grant, and on each reporting date thereafter, based on our internal timelines and operating projections. Our estimates of vesting ranged from approximately nine to 30 months, with a weighted average vesting term of 11.0 months remaining as of March 31, 2016. A total of 30 percent of these options had vested through March 31, 2016 and none had been cancelled.

During July 2012, January 2013, and May 2013 we awarded 33,000 shares, 40,000 shares, and 47,500 shares, respectively, of restricted stock; 25 percent of each award vests on each annual anniversary date of the award. Through March 31, 2016, none of the restricted stock had been cancelled.

During March 2015, we awarded 824,200 restricted stock units (“RSUs”) to employees. These RSUs vest based on certain performance milestones of the Company. We estimated the vesting term for each performance objective on the award date, and on each reporting date thereafter, based on our internal timelines and operating projections. Our estimates of vesting ranged from approximately 21 to 30 months, with a weighted average vesting term of 11.2 months remaining as of March 31, 2016. None of these RSUs had vested or been cancelled as of March 31, 2016.

During May 2015, we awarded 160,000 RSUs to employee and non-employee directors; such RSUs vest on May 24, 2016. Each RSU entitles the recipient to one share of our common stock upon vesting. Through March 31, 2016, none of these RSUs had vested and none had been cancelled.

No tax benefits arising from stock-based compensation have been recognized in the consolidated statements of operations and comprehensive loss through March 31, 2016.

-  8  -

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

6.  Stock-Based Compensation (continued)

Grants and Awards to Employees:  We account for option grants, restricted stock awards, and RSU awards to employees based on their estimated fair values on the date of grant or award, with the resulting stock-based compensation recorded over the requisite service period on a straight-line basis. For the options and RSUs that vest upon performance milestones, we estimate the probability that the performance milestones will be met and record the related stock-based compensation expense. During the three months ended March 31, 2015 and 2016, we determined that two of the three performance targets for our performance-based awards were probable of being achieved and, therefore, recorded expense for those awards only. Stock-based compensation arising from employee options and awards under the Plan is as follows:

	Three Months Ended
	March 31,
	2015	2016
	(in thousands)
Employee Stock-Based Compensation:
Research and development expense	$295	$364
General and administrative expense	232	791
	$527	$1,155

The fair value of restricted stock and RSU awards is equal to the closing market price of our common stock on the date of award. The fair value of options granted was estimated on the date of grant using the following weighted-

average assumptions:

	Three Months Ended
	March 31,
	2015	2016

Risk-free interest rate	1.7%	1.6%
Expected volatility of common stock	56.4%	58.4%
Expected life in years	5.71	6.25
Dividend yield	0%	0%

The assumed risk-free interest rate was based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected life of the option. The assumed volatility was calculated based on the historical market prices of a selected group of publicly traded companies considered to be our peers; we use peer group data due to the fact that we have limited historical trading data but adjusted the 2016 volatility upward by approximately three percent to allow us to move toward using our trading history, which is more volatile than our peer group. For options that vest based on passage of time, the expected option life was calculated using the simplified method under the accounting standard for stock compensation and a ten-year option expiration; we use the simplified method because we do not yet have adequate history as a public company to establish a reasonable expected life. For options that vest based on performance achievements, the expected life was calculated based on the requisite service periods estimated by management and a ten-year option expiration. The expected dividend yield of zero reflects that we have not paid cash dividends since inception and do not intend to pay cash dividends in the foreseeable future. The options granted to employees during the three months ended March 31, 2016 had a weighted average grant date fair value of $4.55.

The aggregate intrinsic value of options exercised during the three months ended March 31, 2015 and 2016 was $135,000 and $34,000, respectively.

-  9  -

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

6.  Stock-Based Compensation (continued)

Stock Options to Consultants:  We account for stock options granted to consultants at their fair value. Under this method, the fair value is estimated at each reporting date during the vesting period using the Black-Scholes option-pricing model. The resulting stock-based compensation expense, or income if the fair value declines in a reporting period, is recorded over the consultant’s service period. Fully vested options to purchase 7,500 shares of common stock were granted to consultants during the three months ended March 31, 2016; no options were granted to consultants during the three months ended March 31, 2015. Stock-based compensation expense arising from consultant options granted under the Plan is as follows:

	Three Months Ended
	March 31,
	2015	2016
	(in thousands)
Consultant Stock-Based Compensation:
Research and development expense	$1	$40
General and administrative expense	27	—
	$28	$40

The fair value of the options granted to consultants during the three months ended March 31, 2016 was estimated to be $5.30 per share based on weighted-average assumptions of a risk-free interest rate of 2.02 percent, volatility of 57.4 percent, an option life of ten years, and a dividend yield of zero percent. The assumed risk-free interest rate was based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected life of the option. The assumed volatility was calculated from the historical market prices of a selected group of publicly traded companies considered to be our peers; we use peer group data due to the fact that we have limited historical trading data. The expected option life is the remaining term of the option. The expected dividend yield of zero reflects that we have not paid cash dividends since inception and do not intend to pay cash dividends in the foreseeable future. There were no unvested consultant options at either March 31, 2015 or March 31, 2016.

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

	Three Months Ended
	March 31,
	2015	2016
Weighted Average Shares Excluded from EPS:
Options to purchase common stock	4,320,093	6,185,420
Unvested restricted stock	73,569	43,428
Restricted stock units	210,629	984,200
Warrants to purchase common stock	8,750,000	2,019,231
Common share equivalents of convertible notes	11,506,156	11,506,156
	24,860,447	20,738,435

-  11  -

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q and with our consolidated financial statements and the related notes thereto that are contained in our Annual Report on Form 10-K for the year ended December 31, 2015. In addition to historical information, the following discussion and analysis includes forward-looking statements that involve risks, uncertainties, and assumptions. Forward-looking statements are all statements other than statements of historical facts, such as those statements regarding the projections and timing surrounding our plans to complete clinical and regulatory evaluations, receive regulatory approvals and commence commercial sales, develop pipeline products, incur losses from operations, and assess and obtain future financings for operating and capital requirements.

We caution readers that forward-looking statements are not guarantees of future performance and actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” in our Form 10-K for the year ended December 31, 2015. Investors are cautioned that many of the assumptions on which our forward-looking statements are based are likely to change after our forward-looking statements are made. Further, we may make changes to our business plans that could or will affect our results. We caution investors that we do not intend to update our forward-looking statements more frequently than quarterly, notwithstanding any changes in our assumptions, changes in our business plans, our actual experience, or other changes, and we undertake no obligation to update any forward-looking statements.

Overview

We are a pre-revenue stage medical device company working toward commercialization of our proprietary technologies to provide minimally invasive medical devices for the treatment of conditions in the human body. We are in the later stages of developing and clinically testing bioresorbable drug-eluting coronary stents. We refer to bioresorbable stents as “scaffolds” because they are not permanent devices like metal stents that are commonly used today. In clinical use, a scaffold is implanted by an interventional cardiologist during a minimally invasive surgery. It is delivered to a coronary artery location with a balloon catheter system, whereupon it is deployed to restore blood flow through the artery and medicate the artery to prevent further blocking, or “restenosis.” Our scaffolds are made from our proprietary bioresorbable polymer and have been designed to offer unique features that include full x-ray visibility, low profile, standard clinical delivery, and a wide expansion range. Our scaffolds also contain standard features of relevant sizing, robust strength during the healing period, and controlled and safe resorption. Due to their unique features and ease of clinical use, we believe our products will enable us to complete effectively in the stent marketplace.

Our scaffold products have not yet been approved for sale and will require successful clinical trial results and regulatory approval before they can generate sales. We have invested significant time and funds in development, having performed scientific research, engineering development, and testing in laboratory and preclinical studies. We have developed, tested, and selected the polymer formulation, tested and selected the anti-restenotic drug and coating process, created and iterated the device design, and identified and implemented methods and processes to produce and test the scaffold. We designed and performed extensive preclinical tests that ranged from bench and engineering studies to in vitro and in vivo laboratory studies. In 2007, we enrolled patients in a small human clinical study that proved the viability of the technology while confirming the areas needing further development. We have been developing and advancing our scaffolds in both design and polymer composition since that study and have undertaken significant testing that has shown the viability of the technology across various models, including enrollment of 165 patients in two clinical trials between 2011 and 2014.

We began enrolling patients in a pivotal clinical trial of our Fantom scaffold in March 2015 and completed full enrollment in March 2016. We enrolled 117 patients in Cohort A and 123 patients in Cohort B, for total trial enrollment of 240 patients. Patients in Cohort A are currently undergoing imaging assessments at a six-month time point. If this data has acceptable safety and efficacy results, in the third quarter of this year we plan to complete an application for European CE Marking, the regulatory approval that would allow us to sell in Europe and other countries that recognize the CE Mark. Patients in Cohort B will undergo imaging assessments at a nine-month time point; data from this second set of patients will be used for market support and other commercial purposes.

We have been preparing our manufacturing capabilities for commercialization and have been planning our sales, marketing, and distribution strategies. We will continue to work on our manufacturing scale-up and expand our capabilities to allow for such things as additional scaffold sizes during the remainder of 2016. We will additionally prepare our systems and back-office needs for commercialization during 2016 and continue to evaluate how best to implement our commercialization strategies.

-  12  -

When, and if, we receive CE Mark approval, we intend to be in a position to roll-out our commercialization strategies. While our Fantom scaffold could be approved for sale in late 2016 or early 2017, our efforts to generate substantial revenue and achieve positive cash flows from our operations may take several years, even if our clinical results are favorable.

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

We perform all of our research and development activities from one location in San Diego, California. As of March 31, 2016, we had 59 employees, a majority of whom are degreed professionals and six of whom are PhDs. We leverage our internal expertise with contract research and preclinical laboratories, outside catheter manufacturing, and other outside services as needed. We have three clean rooms and multiple engineering and chemistry labs at our facility, in addition to our corporate and administrative office. We are ISO certified to the medical device standard 13485:2012 and intend to maintain the certification to support our commercialization plans.

In November 2014, we completed a financing to provide ongoing capital for our operations, including the Fantom clinical trial and application for CE Mark. This financing comprised the issuance of 250 senior unsecured convertible notes (the “Notes”), each with a face value of $100,000 and a five-year maturity, and warrants to purchase 8,750,000 shares of our common stock. We received cash proceeds of $25.0 million from the Notes in November 2014 and we received $20.9 million cash proceeds from the exercise of the 8,750,000 warrants between October 2015 and February 2016. In February 2016, we entered into an amendment to the Note Deed governing the Notes. The amendment, which was approved by our stockholders on March 22, 2016, provided two modifications. The first modification extended the date of an optional redemption right of the noteholders to June 30, 2017; the prior optional redemption date had been January 14, 2017. The second modification added a third condition, being that the Company list its common stock on the NASDAQ stock exchange (or another exchange approved by the noteholders), before the Notes will automatically convert into common stock. The prior conditions to an automatic conversion of the Notes were the receipt of a CE Mark on Fantom combined with a market trading price of the Company’s securities of at least A$0.60 per CDI for 20 or more consecutive trading days.

Because we have not yet developed a product to a saleable stage, we have not generated any product or other revenues. Our development efforts have been funded with a variety of capital received from angel investors, venture capitalists, strategic partners, hedge funds, the proceeds from our IPO in 2010, issuance of the convertible notes in November 2014, and the proceeds from the warrant exercises through February 2016. As of March 31, 2016, we had approximately $22.1 million in cash available for operations, which we believe will be sufficient to fund our operating and capital needs into, and possibly through, the first fiscal quarter of 2017. We have incurred substantial losses since our inception; as of March 31, 2016, we had accumulated a deficit of approximately $375.9 million. These conditions, combined with the uncertainty of the timing of receipt of future financings, if any, raise substantial doubt about our ability to continue as a going concern.

We expect our losses to continue as we complete our clinical studies and prepare for commercialization during the remainder of this year; if we are able to obtain regulatory approval, we expect to commence product sales in 2017. In order to successfully transition to profitable operations, we will need to achieve a level of revenues and product margins to support the Company’s cost structure. Until such time as we generate positive cash flow, we plan to continue to fund our operating and capital needs by utilizing our current cash balances and by raising additional capital through equity or debt financings, or through strategic or other transactions. While we currently have no set plans for a capital raise, we will continue to evaluate our financing options, with a goal to secure additional capital on a timeframe that coincides with our cash needs. Also, we intend to pursue listing of our common stock on NASDAQ, or another exchange approved by our noteholders, during 2016, with the intention to be accepted for listing no later than June 30, 2017.

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

Key Components of our Results of Operations

We are still in a pre-revenue stage and our activities are focused on further clinical study of our bioresorbable coronary scaffold with the goal of commercially selling it. We also are currently performing a small amount of research and tests to determine the feasibility of other product possibilities. Consequently, our operating results primarily consist of research and development expenses, which include the costs to perform clinical trials, general and administrative expenses, and other expenses that are largely the costs underlying the convertible notes and warrants that we issued in November 2014.

Research and Development Expenses:  Our research and development expenses arise from a combination of internal and external costs. Our internal costs primarily consist of employee salaries and benefits, facility and other overhead expenses, and engineering and other supplies that we use in our labs for prototyping, testing, and producing our scaffolds and other product possibilities. Our external costs primarily consist of contract research, engineering consulting, polymer consulting and certain production costs, polymer lasing costs, catheter system and anti-restenotic drug purchases, preclinical and clinical study expenses, regulatory consulting, and license fees paid for the technology underlying our polymer materials. All research and development costs are expensed when incurred.

Historically, our research and development expenses have represented between 70 and 75 percent of our total operating expenses; they represented 70 percent of total operating expenses for the year ended December 31, 2015 and 71 percent for the three months ended March 31, 2016. We expect our research and development expenses to increase during the remainder of 2016 as we continue to assess the patients enrolled in the clinical trial of Fantom, consider and initiate follow-on clinical trials, prepare our product and processes for commercialization, which will include development of final manufacturing processes and equipment, and as we research the feasibility of developing additional products from technology in our intellectual property portfolio.

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

Historically, our general and administrative expenses have represented between 25 and 30 percent of our total operating expenses; they represented 30 percent of total operating expenses for the year ended December 31, 2015 and 29 percent for the three months ended March 31, 2016. We anticipate that we will continue to invest in patents at similar levels as we have in the past. Additionally, we anticipate that we will expand our corporate infrastructure in late 2016 to continue to support the needs of being a public company and to prepare for commercial sales of our products, which will increase our general and administrative expenses accordingly. We also expect to begin to incur sales and marketing expenses beginning in mid-2016 as we prepare for product sales in the event we receive CE Marking.

Other Income and Expense:  Since our IPO in 2010 and through October 2014, our other income and expense was relatively immaterial and primarily comprised interest income on investments and gains and losses from foreign currency fluctuations. Following our issuance of the Notes and warrants in November 2014, the components of other income and expense also include interest expense on the Notes and losses related to the changes in fair values of both the Notes and warrants. We recorded the Notes and warrants at fair value upon issuance and we remeasure their fair values at each reporting date. If those fair values change, we record a corresponding gain (upon a decrease in fair value) or loss (upon an increase in fair value) in the consolidated statement of operations.

Since issuing the Notes and warrants, due to a variety of factors including the successful enrollment of patients with Fantom, the addition of a new Chief Executive Officer in September 2015 and a Senior Vice President of Operations in January 2016, and an increase in the market trading price of our common stock of approximately 150 percent since January 1, 2015, the value of the Notes and warrants increased significantly. We recorded a $56.8 million loss on the increase in value during the year ended December 31, 2015 and a $32.8 million loss during the three months ended March 31, 2016. Since all the warrants were exercised and none remained outstanding as of March 31, 2016, we will not record further changes in their fair value. Until the Notes are either converted into common stock or repaid, we expect our other income and expense to fluctuate, possibly by a significant amount, by future gains or losses on changes in their fair value. Also, we will continue to accrue and record interest expense on the Notes at the rate of 7.54 percent per annum until they are either converted or repaid. We do not expect any material changes in interest income or foreign currency gains or losses during the remainder of 2016.

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

Research and Development Costs:  We expense research and development costs as incurred. Our preclinical and clinical study costs are incurred on a contract basis and generally span a period from a few months to longer than a year. We record costs incurred under these contracts as the work occurs and make payments according to contractual terms. Until a contract is completed, we estimate the amount of work performed and accrue for estimated costs that have been incurred but not paid. As actual costs become known, we adjust our accruals. We expect our clinical expense accruals to increase as we continue to follow and assess patients in our current clinical trial and as we initiate follow-on trials. We expect to make estimates of work performed throughout the term of these trials, each of which is currently expected to be five years or longer. As these costs increase, if our estimates are inaccurate, possible material changes to our accruals could be required, which could materially affect our results of operations within any fiscal period. To date, there have been no material changes in our research and development expense estimates, including our estimates for accrued clinical costs.

Stock-Based Compensation:  We recognize stock-based compensation expense in connection with stock option grants, restricted stock awards, and restricted stock unit (“RSU”) awards to employees, directors, and consultants. We have granted options, restricted stock, and RSUs that vest based on the passage of time and, in March 2015, we granted options and RSUs that vest based on achievement of performance milestones.

For employees and directors, we determine the amount of compensation expense by estimating an award’s fair value on the date of award, with the resulting stock-based compensation recorded over the vesting period, which ranges from one to four years, on a straight-line basis. For stock options and RSUs that vest upon performance achievements, we record only the compensation expense for the performance targets that are probable of being achieved and we record such expense on a straight-line basis over the vesting period. During the three months ended March 31, 2016, we determined that two of the three performance targets for our performance-based awards were probable of being achieved and, therefore, recorded expense for those awards only. All stock-based compensation expense is recorded as either research and development or general and administrative expense based on a recipient’s work classification. For stock options, we estimate the fair value by using the Black-Scholes option pricing model. For the model inputs, we use the fair value of the underlying common stock, a risk-free interest rate that corresponds to the expected life of the option, an expected option life ranging between 5.50 and 6.25 years, and an estimate of volatility based on the market trading prices of comparative peer companies. The fair value of restricted stock and RSUs awarded is equal to the closing market price of our common stock on the date of award. Additionally, we reduce the amount of recorded compensation expense to allow for potential forfeitures of the options; the forfeiture rate is based on our actual historical forfeitures and has ranged from approximately 2.1 percent to 3.4 percent.

We occasionally grant options to consultants; as of March 31, 2016, no consultant options remained subject to vesting. When we grant or have unvested consultant options, we estimate the fair value at date of grant and at each subsequent accounting date until vesting is complete and record compensation expense based on the fair value during the service period of the consultant. We estimate the fair value by using the Black-Scholes option pricing model with the same approach to inputs and assumptions as we use to estimate the fair value of options granted to employees, except we use the remaining term as the expected life of the option.

As a result of our use of estimates for the fair value calculations and the performance-based achievement probabilities, if factors change and we use different assumptions, the amount of our stock-based compensation expense could fluctuate materially in the future. Also, we may increase the level of awards for options, restricted stock, and/or RSUs as we expand our workforce and prepare for commercialization, which could result in an increase of our stock-based compensation in the future.

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

We elected to account for the convertible notes we issued in November 2014 at fair value, which does not require separate accounting for derivative features. On the issue date of convertible notes, we record the difference, if any, between the issue price of the notes and their fair value as a gain or loss in the consolidated statement of operations. Until such time as the notes are converted into common stock or repaid, we accrue interest on the notes at the stated interest rate. We additionally remeasure the fair value of the notes at each reporting date and record a gain (upon decrease in fair value) or loss (upon an increase in fair value) for any change in fair value. Through September 30, 2015, the fair values were determined using a binomial valuation model; we moved to a least squares Monte Carlo simulation model thereafter as it was considered better aligned with the inputs to, and the features of, our Notes. This change in models did not have a material effect on the fair value of the Notes. These valuations require the use of subjective assumptions, including unobservable inputs that are supported by little or no market activity. The assumptions represent our best estimates, but involve certain inherent uncertainties. Inputs to the model include the market value of the underlying stock, a life equal to the contractual life of the notes, incremental borrowing rates that correspond to debt with similar credit worthiness, estimated volatility based on the historical prices of our trading securities, and we make assumptions as to our abilities to test and commercialize our product(s), to obtain future financings when and if needed, and to comply with the terms and conditions of the notes. Since the determination of fair value is complex and involves the use of subjective assumptions, if our assumptions, estimates, or modeling approaches change and we use different assumptions or methods, our fair values could be materially different in the future.

Common Stock Warrants:  We record the fair value of warrants we issue for the purchase of common stock as a liability whenever they call for issuance of registered shares upon exercise, a condition that we may not be able to accommodate and which may result in a net settlement of the warrants. Prior to the final exercises of the warrants we issued in November 2014, their fair value was assessed at each reporting date. A binomial valuation model was used through September 30, 2015 since two exercise prices were possible; we moved to a Black-Scholes valuation model to determine the value beginning in October 2015 because Company conditions had been met that resulted in a fixed exercise price. This change in models did not have a material effect on the fair value of the warrants. Inputs to the valuation models are of the same nature as those used for our Notes. Any change in fair value is recorded as a gain (upon a decrease in fair value) or loss (upon an increase in fair value) in the consolidated statement of operations. Since all the warrants were exercised by February 12, 2016 and none remained outstanding as of March 31, 2016, we will not record future changes in their fair value.

Results of Operations

During the first quarter of 2015, our operating activities focused on testing and preparing our Fantom scaffold for clinical trials; we initiated enrollment of patients in our pivotal trial in March 2015. During 2016, our operating activities have consisted of continuing enrollments in the trial, which were completed in March 2016 with a total of 240 patients enrolled, performing follow-up assessments and collecting the related clinical data to support a CE Mark submission planned for completion in the third quarter of 2016, and continuing to refine our manufacturing processes in preparation for the commercialization of Fantom that is planned for the first half of 2017.

Comparison of the Three Months Ended March 31, 2015 and 2016

Our operating results for the three-month periods indicated are as follows (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2015	2016	$	%
Research and development expense	$3,264	$5,288	$2,024	62%
General and administrative expense	$1,589	$2,193	$604	38%
Interest expense	$465	$505	$40	9%
Loss on change in fair values of convertible notes and warrant liability	$18,101	$32,764	$14,663	81%
Other income (expense)	$62	$(48)	$(110)	(177%)

-  16  -

Research and development expense increased $2,024,000, or 62 percent, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This increase was primarily a result of our clinical trial activity for Fantom. Clinical costs increased $598,000 in the first quarter of 2016 as compared to the first quarter of 2015; the clinical trial was initiated in March 2015 with minimal patient activity during the first quarter of 2015 compared to significant enrollment and follow-up assessment activity during the first quarter of 2016. Personnel costs, including benefits and stock-based compensation, increased $518,000 between the comparative quarters primarily due to an approximate 22 percent increase in headcount between years and an additional $108,000 in stock compensation during the first quarter of 2016 that arose from the performance-based equity grants made in March 2015. Preclinical study costs increased $308,000 between comparative periods due to the timing and type of testing performed and the timing of analysis of testing results. Direct material costs, including purchased catheters and polymer lasing costs, increased $269,000 between the comparative periods due to the increased product needs for clinical purposes and our continuation of process improvement efforts during the first quarter of 2016. During the first quarter of 2016 and compared to 2015, our quality and testing costs increased $249,000 as we performed design and process verifications in support of our planned CE Mark application. The remainder of the change in research and development expenses between periods resulted from individually immaterial changes in lab supplies, engineering and other outside services, depreciation, and facilities expenses.

General and administrative expense increased $604,000, or 38 percent, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. A combination of items contributed to this increase. Personnel costs, including benefits and stock-based compensation, increased $613,000 between the comparative quarters. This increase was primarily due to a $532,000 increase in stock compensation arising from option grants made to our Chief Executive Officer in September 2015 and February 2016, equity grants to our board of directors in May 2015, and awards to our employees in March 2015, for all of which there were not corresponding expenses in the first quarter of 2015. Additionally, salaries increased $93,000 between comparative quarters due to a 31 percent increase in headcount. The remainder of the change in general and administrative expenses between periods was due to individually immaterial changes in travel and entertainment expenses, investor relations costs, marketing and tradeshow costs, office supplies, facilities costs, audit and legal fees, depreciation, insurance, franchise taxes, and other overhead expenses.

Our other non-operating expenses during the first quarters of 2015 and 2016 primarily arose from our convertible notes and warrants. We accrued a comparable amount of interest expense, which compounds annually, on the Notes each quarter. The increase in loss recorded on the change in fair values of the Notes and warrants between comparative quarters reflects the factors driving value, including the successful enrollment of patients with Fantom, addition of a new Chief Executive Officer in September 2015 and a Senior Vice President of Operations in January 2016, and an increase in the market trading price of our common stock of approximately 150 percent since January 1, 2015. The decrease in other income (expenses) arose from exchange rate losses occurring during the first quarter of 2016, compared to gains recorded during the first quarter of 2015, based on the relative strength of the U.S. dollar in those periods compared to the Australian and European currencies in which we make our clinical trial payments.

Liquidity and Capital Resources

Sources of Liquidity

We are in the clinical testing phase of product development, but have not commercialized or generated revenue from the sale of any products and have incurred losses since our inception in June 1998. Our future operating and capital requirements will depend on many factors, including the timing and achievement of regulatory approval of our products, the growth of revenue, the amount of intellectual property and technology expenditures, the number and size of our clinical trials, the extent of new product development, and the timing of repayment of our convertible notes, should they become due and payable. We do not anticipate having a product available for sale and being able to generate revenue unless, and until, we successfully receive CE Marking or other regulatory approval for, and begin selling, or licensing, one of our products, which we do not anticipate will occur until the first half of 2017 at the earliest. We anticipate that we will continue to incur substantial net losses and cash outflows through at least the remainder of this year and into 2017 as we continue our development work, conduct and complete preclinical and clinical trials, expand our corporate infrastructure, and prepare for the potential commercial launch of our products.

Our development efforts have been funded with a variety of capital received from angel investors, venture capitalists, strategic partners, hedge funds, the proceeds from our IPO in 2010, the issuance of convertible notes in November 2014, and the cash proceeds from exercise of warrants in October 2015 and February 2016. Since our inception through March 31, 2016, we have received approximately $175.6 million in equity proceeds and $53.5 million from issuance of notes payable ($28.5 million of the notes payable were converted to common stock upon our IPO in 2010).

-  17  -

In November 2014, we completed a financing to provide ongoing capital for our operations, including the Fantom clinical trial and application for CE Mark. This financing comprised the issuance of 250 senior unsecured convertible notes (the “Notes”), each with a face value of $100,000 and a five-year maturity, and warrants to purchase 8,750,000 shares of our common stock. We received cash proceeds of $25.0 million from the Notes in November 2014 and we received $20.9 million cash proceeds from the exercise of the 8,750,000 warrants between October 2015 and February 2016. During February 2016, we entered into an amendment to the Note Deed governing the Notes. The amendment, which was approved by our stockholders on March 22, 2016, provided two modifications. The first modification extended the date of an optional redemption right of the noteholders to June 30, 2017; the prior optional redemption date had been January 14, 2017. The second modification added a third condition, being that the Company list its common stock on the NASDAQ stock exchange (or another exchange approved by the noteholders), before the Notes will automatically convert into common stock. The prior conditions to an automatic conversion of the Notes were the receipt of a CE Mark on Fantom combined with a market trading price of the Company’s securities of at least A$0.60 per CDI for 20 or more consecutive trading days.

As of March 31, 2016, we had approximately $22.1 million in cash available for operations, which we believe will be sufficient to fund our operating and capital needs into, and possibly through, the first fiscal quarter of 2017. We have incurred substantial losses since our inception; as of March 31, 2016, we had accumulated a deficit of approximately $375.9 million. These conditions, combined with the uncertainty of the timing of receipt of future financings, if any, raise substantial doubt about our ability to continue as a going concern.

We expect our losses to continue as we complete our clinical studies and prepare for commercialization during the remainder of this year; if we are able to obtain regulatory approval, we expect to commence product sales in 2017. In order to successfully transition to profitable operations, we will need to achieve a level of revenues and product margins to support the Company’s cost structure. Until such time as we generate positive cash flow, we plan to continue to fund our operating and capital needs by utilizing our current cash balances and by raising additional capital through equity or debt financings, or through strategic or other transactions. While we currently have no set plans for a capital raise, we will continue to evaluate our financing options, with a goal to secure additional capital on a timeframe that coincides with our cash needs. Also, we intend to pursue listing of our common stock on NASDAQ, or another exchange approved by our noteholders, during 2016, with the intention to be accepted for listing no later than June 30, 2017.

Cash Flows

Our cash flows for the periods indicated are as follows:

	Three Months Ended
	March 31,
	2015	2016
	(in thousands)
Net cash used for operating activities	$(4,962)	$(6,038)
Net cash used for investing activities	$(281)	$(199)
Net cash provided by financing activities	$12	$11,415
Net increase (decrease) in cash and cash equivalents	$(5,231)	$5,178

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

Net cash used for operating activities during the first three months of 2016 primarily reflects the loss from operations of $7,481,000 and the changes in operating assets and liabilities of $9,000. These items were offset by non-cash expenses of $1,195,000 for stock-based compensation, $282,000 of depreciation and amortization, and $5,000 of other non-cash expense. The accrued interest on convertible notes and the loss on change in fair value of convertible notes and warrant liability were non-cash items that had no effect on cash flows.

-  18  -

Net Cash Flow from Investing Activities

Cash used for investing activities during the first three months of each of 2015 and 2016 consisted of the purchase of lab and other equipment.

Net Cash Flow from Financing Activities

Net cash provided by financing activities during the first three months of 2015 resulted from $62,000 in proceeds from the issuance of common stock upon exercise of employee stock options, offset by payment of $50,000 in issuance costs from the financing completed in November 2014.

Cash provided by financing activities during the first three months of 2016 consisted of $11,407,000 in proceeds from the issuance of common stock upon the exercise of 4,375,000 warrants that had been issued in 2014 and $8,000 in proceeds from the issuance of common stock upon the exercise of employee stock options.

Operating Capital and Capital Expenditure Requirements

We are in the clinical testing phase of product development and have not commercialized or generated revenue from the sale of any products in our history. We do not anticipate having a product available for sales unless, and until, we successfully receive CE Marking or other regulatory approval to sell, or license for sale, our scaffolds or one of our other product possibilities, which we do not anticipate will occur until the first half of 2017 at the earliest. We have incurred substantial losses since our inception and we anticipate that we will continue to incur substantial net losses and cash outflows through the remainder of 2016 and into 2017 as we continue our clinical trials and other product testing, apply for regulatory approval to sell our products, expand our corporate infrastructure, prepare to commercially manufacture and sell our products, and collect cash from sales of our product(s).

Until we commercialize a product and reach a sales volume to generate positive cash flow, we plan to fund our operating and capital needs by utilizing our current cash resources and by raising additional capital through equity or debt financings, or through strategic or other transactions. As of March 31, 2016, we had $22,073,000 in cash available for operations, which reflected the final receipt of cash proceeds from the exercise of warrants that had been issued by the Company. We believe these cash resources will be sufficient to fund our operating and capital needs into, and possibly through, the first fiscal quarter of 2017. While we currently have no set plans for a capital raise, we will continue to evaluate our financing options, with a goal to secure additional capital on a timeframe that coincides with our cash needs. Until we raise additional capital, and given our cash resources as of March 31, 2016, there is substantial doubt about our ability to continue as a going concern. Also, we intend to pursue listing of our common stock on NASDAQ, or another exchange approved by our noteholders, during 2016, with the intention to be accepted for listing no later than June 30, 2017.

We will most likely need to secure additional capital prior to the time we are able to maintain our operations from our cash inflows. Any such needed additional capital may not be available on reasonable terms, if at all. Additionally, we may be limited under the terms of the Notes as to the type, quantity, timing, or other aspects of a financing, unless the noteholders agree. Any financing, even one to which the noteholders agree, may result in additional dilution to our current securityholders, could have rights senior to those of our common stock, and/or could contain provisions that would restrict our operations. If we are unable to raise additional capital as and when needed, we may be compelled to sell certain assets, including intellectual property assets. Even if we are able to raise additional capital and commercialize our products, we may never become profitable, or if we do attain profitable operations, we may not be able to sustain profitability and cash flows on a recurring basis.

Because of the numerous risks and uncertainties associated with developing and testing medical devices, such as our bioresorbable scaffolds, we are unable to estimate the exact amounts, or timing, of capital outlays and operating expenditures necessary to complete our ongoing clinical trials and other testing, successfully deliver a commercial product to market, and collect on trade receivables. Our future funding requirements will depend on many factors, including, but not limited to:

•	the time and effort it will take to successfully complete our clinical trials;
•	the requirements, cost, and timing of regulatory approvals;
•	the time and effort it will take to refine and scale-up manufacturing processes and the cost of establishing commercial supplies of our products;
•	the cost and timing of establishing sales, marketing, and distribution capabilities;
•	the scope of research and development for any of our other product opportunities and the terms and timing of any collaborative, licensing, or other arrangements that we may establish; and,
•

the cost of filing and prosecuting patentable technologies and defending and enforcing our patent and other intellectual property rights and the effect of competing technological and market developments.

-  19  -

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

Contractual Obligations, Commitments, and Contingencies

The following table summarizes our outstanding contractual obligations as of March 31, 2016:

	Payments Due by Period
	< 1 Year	1 to 3 Years	Total
	(in thousands)
Contractual Obligations:
Operating lease obligations	$695	$595	$1,290
Purchase obligations	70	3	73
	$765	$598	$1,363

Off-Balance Sheet Arrangements

Not applicable.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risks during the quarter ended March 31, 2016.

Interest Rate Sensitivity

As of March 31, 2016, we had no investments and our convertible notes payable bear interest at a fixed rate; therefore, we do not believe we have any current material exposure to changes in interest rates.

Foreign Currency Risk

To date, our purchases from foreign suppliers have been minimal. While the amounts we incur to the hospitals and doctors that conduct clinical trials, which are denominated primarily in the currencies of Australia and the European Union, have increased through the first quarter of 2016, we do not expect these cost increases to continue for the remainder of 2016. Although our German subsidiary is non-operational, its functional currency is the Euro; accordingly, the effects of exchange rate fluctuations on the net assets are accounted for as translation gains or losses, a component of Comprehensive Loss. These translations adjustments have been immaterial through March 31, 2016. We do not enter into foreign currency hedging transactions. We believe we currently have minimal exposure to foreign currency rate fluctuations, but consider a change of ten percent or more in the exchange rates of the Australian dollar or Euro would have an impact on our financial position and results of operations, particularly if we increase our purchases denominated in these currencies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

-  20  -

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

We may from time to time become subject to various claims and legal actions during the ordinary course of our business. We are not party to any legal proceedings at the date of filing of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Our business is subject to various risks, including those described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which we strongly encourage you to review. There have been no material changes during the three months ended March 31, 2016, from the risk factors disclosed in Item 1A of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On February 12, 2016, the Company issued 4,375,000 shares of unregistered common stock in exchange for $11,407,000 cash proceeds upon the exercise of 4,375,000 warrants with an exercise price or $2.6073 per share. The warrants had been issued under that certain Convertible Note Deed dated September 25, 2014, as approved by the Company’s stockholders on October 30, 2014.

Use of Proceeds from Registered Securities

Not applicable.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

-  21  -

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

REVA Medical, Inc.

Date: May 9, 2016	/s/ Regina E. Groves
Regina E. Groves
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2016	/s/ Katrina L. Thompson
Katrina L. Thompson
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

-  22  -

INDEX TO EXHIBITS

Filed
		with this	Incorporated by Reference
Exhibit Number	Description of Exhibits	Form 10-Q	Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation		S-1/A	333-168852	10/22/2010
3.2	Amended and Restated Bylaws		S-1/A	333-168852	10/22/2010
3.3	Amendment No. 1 to the Amended and Restated Bylaws		8-K	000-54192	9/12/2014
4.1	Form of Stock Certificate		S-1/A	333-168852	11/12/2010
4.2	Form of Amended and Restated Investors’ Rights Agreement, by and among REVA Medical, Inc. and the holders of our common stock and convertible notes set forth therein		DEF14A	000-54192	10/14/2014
4.3	Convertible Note Deed dated September 25, 2014, by and between REVA Medical, Inc., Goldman Sachs International, and Senrigan Master Fund		DEF14A	000-54192	10/14/2014
4.4	First Amendment to Convertible Note Deed, dated February 11, 2016, by and among REVA Medical, Inc., Goldman Sachs International, and Senrigan Master Fund		DEF14A	000-54192	3/9/2016
10.1	Employment Agreement, dated January 18, 2016 by and between REVA Medical, Inc. and Richard M. Kimes		10-K	000-54192	3/10/2016
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X
32.1 **	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X
99.1	Section 13 of the ASX Settlement Rules		S-1/A	333-168852	10/22/2010
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

*	Registrant has requested continuation of confidential treatment with respect to certain portions of this exhibit.
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