Form 10-Q
period 2016-06-30
REVA Medical, Inc.
filed 2016-08-09
CIK 1496268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of August 1, 2016, a total of 42,704,486 shares of the registrant’s Common Stock, $0.0001 par value per share, were outstanding.

REVA MEDICAL, INC.

FORM 10-Q –– QUARTERLY REPORT

For the Quarter Ended June 30, 2016

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

PART I.  FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

REVA Medical, Inc.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	December 31,	June 30,
	2015	2016
Assets
Current Assets:
Cash and cash equivalents	$16,895	$16,549
Prepaid expenses and other current assets	397	287
Total current assets	17,292	16,836
Non-Current Assets:
Property and equipment, net	2,719	2,575
Other non-current assets	60	60
Total non-current assets	2,779	2,635
Total Assets	$20,071	$19,471

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable	$1,054	$827
Accrued expenses and other current liabilities	2,242	2,004
Total current liabilities	3,296	2,831
Long-Term Liabilities:
Convertible notes payable	75,365	96,206
Common stock warrant liability	19,622	—
Other long-term liabilities	2,352	3,274
Total long-term liabilities	97,339	99,480
Total Liabilities	100,635	102,311

Commitments and contingencies (Note 7)

Stockholders' Deficit
Common stock ― $0.0001 par value; 100,000,000 shares authorized; 38,155,986 and 42,704,486 shares issued and outstanding at December 31, 2015 and June 30, 2016, respectively	4	4
Class B common stock ― $0.0001 par value; 25,000,000 shares authorized; no shares issued or outstanding	—	—
Undesignated preferred stock ― $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	254,572	297,649
Accumulated deficit	(335,140)	(380,493)
Total Stockholders' Deficit	(80,564)	(82,840)
Total Liabilities and Stockholders' Deficit	$20,071	$19,471

The accompanying notes are an integral part of these financial statements.

-  1  -

REVA Medical, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2016	2015	2016
Operating Expense:
Research and development	$4,067	$4,665	$7,331	$9,953
General and administrative	1,566	2,366	3,155	4,559
Loss from operations	(5,633)	(7,031)	(10,486)	(14,512)
Other Income (Expense):
Interest income	3	1	6	2
Interest expense	(470)	(505)	(935)	(1,010)
Gain (loss) on change in fair value of convertible notes payable and warrant liability	11,970	2,966	(6,131)	(29,798)
Other income (expense)	(16)	14	43	(35)
Other income (expense)	11,487	2,476	(7,017)	(30,841)
Net Income (Loss) and Comprehensive Income (Loss)	$5,854	$(4,555)	$(17,503)	$(45,353)

Net Income (Loss) Per Common Share:
Basic	$0.17	$(0.11)	$(0.52)	$(1.09)
Diluted	$(0.12)	$(0.11)	$(0.52)	$(1.09)
Shares Used to Compute Net Income (Loss) per Share:
Basic	33,561,959	42,569,166	33,490,314	41,520,092
Diluted	49,056,892	42,569,166	33,490,314	41,520,092

The accompanying notes are an integral part of these financial statements.

-  2  -

REVA Medical, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2015	2016
Cash Flows from Operating Activities:
Net loss	$(17,503)	$(45,353)
Non-cash adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	530	564
Stock-based compensation	1,385	3,070
Interest on convertible notes payable	935	1,010
Loss on change in fair value of convertible notes payable and warrant liability	6,131	29,798
Other non-cash expenses	10	10
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	35	110
Accounts payable	230	(277)
Accrued expenses and other current liabilities	(1,112)	(248)
Other long-term liabilities	(78)	(88)
Net cash used for operating activities	(9,437)	(11,404)
Cash Flows from Investing Activities:
Purchases of property and equipment	(508)	(370)
Net cash used for investing activities	(508)	(370)
Cash Flows from Financing Activities:
Proceeds from issuances of common stock	62	11,428
Costs of issuing convertible notes payable and warrants	(50)	—
Net cash provided by financing activities	12	11,428
Net decrease in cash and cash equivalents	(9,933)	(346)
Cash and cash equivalents at beginning of period	25,814	16,895
Cash and Cash Equivalents at End of Period	$15,881	$16,549

Supplemental Non-Cash Information:
Property and equipment in accounts payable at end of period	$6	$100
Warrant liability transferred to equity upon exercise	$—	$28,579

The accompanying notes are an integral part of these financial statements.

-  3  -

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

We do not yet have a product available for sale; our product(s) will become available for sale following application for, and receipt of, regulatory approval with data from our clinical studies. We are currently in the clinical testing phase of a drug-eluting bioresorbable stent to treat vascular disease in humans. This stent, which we have named Fantom, was introduced in humans during December 2014 and has been implanted subsequently in 247 patients in eight countries outside the United States. We used the data from 117 of these patients at a six-month time point in our application for European CE Marking, which we submitted in early August 2016. The CE Mark is the regulatory approval that would allow us to commercialize Fantom in Europe.

In December 2010 we completed an initial public offering (the “IPO”) of our common stock in Australia and registered with the U.S. Securities and Exchange Commission (“SEC”) and, consequently, became an SEC filer. Our stock is traded in the form of CHESS Depositary Interests (“CDIs”) on the Australian Securities Exchange (“ASX”); each share of our common stock is equivalent to ten CDIs. Our trading symbol is “RVA.AX.” Under an agreement with the current holders of our convertible notes, during the remainder of 2016 we intend to pursue a listing of our common stock on NASDAQ or another exchange approved by our noteholders, with the intention to be accepted for listing no later than June 30, 2017.

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

Our consolidated financial statements include the accounts of REVA and our wholly owned subsidiary. All intercompany transactions and balances, if any, have been eliminated in consolidation. These interim consolidated financial statements are unaudited; the consolidated balance sheet as of December 31, 2015 was derived from the Company’s audited financial statements included in our Form 10-K for the year ended December 31, 2015. The interim financial statements have been prepared on the same basis as our annual financial statements and, in our opinion, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair statement of the results of these interim periods have been included. The results of operations for the three-month and six-month periods ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other interim period.

Liquidity:  We have experienced recurring losses and negative cash flows from operating activities since our inception and, as of June 30, 2016, we had an accumulated deficit of $380,493,000. While we anticipate initiating commercial operations by mid-2017, until we generate revenue, and at a level to support our cost structure, we expect to continue to incur substantial operating losses and net cash outflows. We had cash of $16,549,000 at June 30, 2016, which reflects the receipt of $11,407,000 in cash proceeds from warrant exercises on February 12, 2016. Based on our current operating plans and projections, we believe this cash balance will be sufficient to fund our operating and capital needs into, and possibly through, the first fiscal quarter of 2017.

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

We carry our convertible notes payable and, until February 12, 2016 when the warrants were exercised in full, our common stock warrant liability at fair value. We carry our other financial instruments at amortized cost, which we consider to be reasonable estimates of their respective fair values due to their short-term nature and, therefore, fair value information is not provided in the following table; these other financial instruments include cash and cash equivalents, accounts payable, and accrued expenses. Utilizing the lowest level inputs available under the measurement hierarchy, the fair values of our measured financial instruments, which consist only of liabilities, are as follows:

Level 3
(in thousands)
Fair Value of Liabilities at December 31, 2015:
Convertible notes payable	$75,365
Common stock warrant liability	19,622
$94,987
Fair Value of Liabilities at June 30, 2016:
Convertible notes payable	$96,206
Common stock warrant liability	—
$96,206

We had no Level 1 or Level 2 financial instruments through June 30, 2016.

-  5  -

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

	June 30,	June 30,
	2015	2016

Market price per share of common stock	$3.62	$8.22
Risk-free interest rate	2.2%	1.5%
Expected volatility of common stock	84.6%	74.6%
Expected life – years	4.37	3.42
Bond yield of equivalent securities	29.2%	27.0%

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

We recorded a total of $11,970,000 and $2,966,000 in unrealized gains during the three-month periods, and a total of $6,131,000 and $29,798,000 in unrealized losses during the six-month periods, ended June 30, 2015 and 2016, respectively, that arose from the change in fair value on our Level 3 financial liabilities. Our Level 3 fair value activity through June 30, 2016 is as follows:

Level 3
(in thousands)

Balance at December 31, 2015	$94,987
Losses from Change in Fair Value:
Convertible notes payable	23,807
Common stock warrant liability	8,957

Transfer to additional paid-in capital upon exercise of warrants	(28,579)

Balance at March 31, 2016	99,172
Gain from Change in Fair Value:
Convertible notes payable	(2,966)

Balance at June 30, 2016	$96,206

-  6  -

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

Following an analysis of the embedded and derivative features of the Notes upon their issuance in 2014, and a projection of the volatility of their effective interest rates under the cost method, we made an irrevocable election to utilize fair value accounting for the Notes. Management believed the fair value method of accounting would provide a more appropriate presentation of these liabilities than would be provided under the cost method. The fair values of the Notes as of December 31, 2015 and June 30, 2016 was calculated to be $50,365,000 and $71,206,000, respectively, higher than the unpaid principal balance of the Notes of $25,000,000. The increases of $5,270,000 and $20,841,000 in the fair value of the Notes during the six months ended June 30, 2015 and 2016, respectively, were recorded as losses in the consolidated statement of operations.

In connection with the issuance of the Notes in November 2014, we issued warrants to the noteholders to purchase up to 8,750,000 shares of common stock. In October 2015, a total of 4,375,000 warrants were exercised for $9,506,000 cash proceeds and on February 12, 2016 the remaining 4,375,000 warrants were exercised for $11,407,000 cash proceeds. The fair value of the warrants on the February 12, 2016 exercise date was calculated to be $28,579,000. The increases of $861,000 and $8,957,000 in fair value of the warrant liability during the six months ended June 30, 2015 and the period from December 31, 2015 to February 12, 2016, respectively, were recorded as losses in the consolidated statement of operations.

4.  Balance Sheet Details

Property and Equipment and Accrued Expenses:  Components of our property and equipment and accrued expenses and other current liabilities are as follows:

	December 31,	June 30,
	2015	2016
	(in thousands)
Property and Equipment:
Furniture, office equipment, and software	$650	$658
Laboratory equipment	5,952	6,361
Leasehold improvements	2,386	2,386
	8,988	9,405
Accumulated depreciation and amortization	(6,269)	(6,830)
	$2,719	$2,575

Accrued Expenses and Other Current Liabilities:
Accrued salaries and other employee costs	$1,311	$993
Accrued operating expenses	745	829
Accrued use taxes and other	186	182
	$2,242	$2,004

-  7  -

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

5.  Income Taxes

We have reported tax net operating losses since our inception through June 30, 2016; therefore, no provision for income taxes has been recorded since our inception. The net operating tax loss carryforwards arising from our net losses may be available to offset future taxable income for income tax purposes; however, under Internal Revenue Code (“IRC”) Sections 382 and 383, use of the net operating tax loss carryforwards, as well as our research tax credit carryforwards, may be limited based on cumulative changes in ownership. We have established a valuation allowance against our net deferred tax assets due to the uncertainty surrounding the realization of those assets and we, therefore, have no deferred asset or liability balance for any reporting period. We periodically evaluate the recoverability of the deferred tax assets and, when it is determined that it is more-likely-than-not that the deferred tax assets are realizable, the valuation allowance will be reduced. Due to our valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

6.  Stock-Based Compensation

The Plan:  Our 2010 Equity Incentive Plan, as amended (the “Plan”), provides for grants of incentive and non-qualified stock options for purchase of our common stock at a price per share equal to the closing market price on the date of grant and for awards of restricted stock units and restricted stock for no consideration payable by the recipient. The number of shares reserved for issuance under the Plan may be increased annually by up to three percent of the outstanding stock of the Company and on January 1, 2016, an additional 550,000 shares were reserved for issuance under the Plan. An aggregate of 8,422,445 shares are reserved for issuance under the Plan as of June 30, 2016. All stock issuances under the Plan are made with new shares from our authorized but unissued common stock. The term of grants and awards under the Plan may not exceed ten years.

Employees, non-employee directors, and consultants are eligible to participate in the Plan. For purposes of determining stock-based compensation expense, we include non-employee directors with employees; we account for consultant compensation expense separately. Option activity under the Plan is as follows:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Balance at December 31, 2014	4,243,425	$7.01
Granted	2,152,500	$4.50
Cancelled	(232,292)	$2.85
Exercised	(251,208)	$2.27
Balance at December 31, 2015	5,912,425	$6.46
Granted	546,500	$8.19
Exercised	(13,500)	$1.56
Balance at June 30, 2016	6,445,425	$6.62

Vesting periods of stock and unit awards and option grants are determined by the Company’s board of directors. The majority of options granted by the Company vest over four years, with 25 percent vesting on the one-year anniversary of the vesting commencement date and 75 percent vesting in equal monthly installments thereafter. A majority of those options are exercisable at any time but, if exercised, are subject to a lapsing right of repurchase by us at the exercise price until fully vested. During March 2015, we granted a total of 316,000 options that vest based on certain performance milestones of the Company. We estimated the vesting term for each performance objective on the date of grant, and on each reporting date thereafter, based on our internal timelines and operating projections. Our estimates of vesting ranged from approximately nine to 30 months, with a weighted average vesting term of 8.0 months remaining as of June 30, 2016. A total of 30 percent of these options had vested through June 30, 2016 and none had been cancelled.

-  8  -

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

6.  Stock-Based Compensation (continued)

During July 2012, January 2013, and May 2013 we awarded 33,000 shares, 40,000 shares, and 47,500 shares, respectively, of restricted stock; 25 percent of each award vests on each annual anniversary date of the award. Through June 30, 2016, none of the restricted stock had been cancelled.

During March 2015, we awarded 824,200 restricted stock units (“RSUs”) to employees. These RSUs vest based on certain performance milestones of the Company. We estimated the vesting term for each performance objective on the award date, and on each reporting date thereafter, based on our internal timelines and operating projections. Our estimates of vesting ranged from approximately 21 to 30 months, with a weighted average vesting term of 8.2 months remaining as of June 30, 2016. None of these RSUs had vested or been cancelled as of June 30, 2016.

During May 2015, we awarded 160,000 RSUs to employee and non-employee directors; these RSUs vested on May 24, 2016. During May 2016, we awarded 35,200 RSUs to non-employee directors; these RSUs vest on the earlier of May 25, 2017 or one day prior to our 2017 annual stockholder meeting. Each RSU entitles the recipient to one share of our common stock upon vesting. Through June 30, 2016, none of these RSUs had been cancelled.

No tax benefits arising from stock-based compensation have been recognized in the consolidated statements of operations and comprehensive loss through June 30, 2016.

Grants and Awards to Employees:  We account for option grants, restricted stock awards, and RSU awards to employees based on their estimated fair values on the date of grant or award, with the resulting stock-based compensation recorded over the requisite service period on a straight-line basis. For the options and RSUs that vest upon performance milestones, we estimate the probability that the performance milestones will be met and record the related stock-based compensation expense. During the three months ended March 31, 2016, we determined that two of the three performance targets for our performance-based awards were probable of being achieved and, therefore, recorded expense for those awards only. During the three months ended June 30, 2016, we determined that all three of the performance targets were probable of being achieved, and, therefore, recorded cumulative expense of $583,000 for the third performance target, as well as recording straight-line quarterly expense of $140,000 for those awards, during the second quarter of 2016. Stock-based compensation arising from employee options and awards under the Plan is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2016	2015	2016
	(in thousands)		(in thousands)
Employee Stock-Based Compensation:
Research and development expense	$418	$800	$714	$1,164
General and administrative expense	413	1,075	644	1,866
	$831	$1,875	$1,358	$3,030

The fair value of restricted stock and RSU awards is equal to the closing market price of our common stock on the date of award. The fair value of options granted was estimated on the date of grant using the following weighted-

average assumptions:

	Six Months Ended
	June 30,
	2015	2016

Risk-free interest rate	1.7%	1.6%
Expected volatility of common stock	56.4%	57.5%
Expected life in years	5.86	6.17
Dividend yield	0%	0%

-  9  -

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

6.  Stock-Based Compensation (continued)

The assumed risk-free interest rate was based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected life of the option. The assumed volatility was calculated based on the historical market prices of a selected group of publicly traded companies considered to be our peers; we use peer group data due to the fact that we have limited historical trading data but adjusted the 2016 volatility upward by approximately eight percent to allow us to move toward using our trading history, which is more volatile than our peer group. For options that vest based on passage of time, the expected option life was calculated using the simplified method under the accounting standard for stock compensation and a ten-year option expiration; we use the simplified method because we do not yet have adequate history as a public company to establish a reasonable expected life. For options that vest based on performance achievements, the expected life was calculated based on the requisite service periods estimated by management and a ten-year option expiration. The expected dividend yield of zero reflects that we have not paid cash dividends since inception and do not intend to pay cash dividends in the foreseeable future. The options granted to employees during the six months ended June 30, 2016 had a weighted average grant date fair value of $4.48.

The aggregate intrinsic value of options exercised during the six months ended June 30, 2015 and 2016 was $135,000 and $92,000, respectively.

Stock Options to Consultants:  We account for stock options granted to consultants at their fair value. Under this method, the fair value is estimated at each reporting date during the vesting period using the Black-Scholes option-pricing model. The resulting stock-based compensation expense, or income if the fair value declines in a reporting period, is recorded over the consultant’s service period. Fully vested options to purchase 7,500 shares of common stock were granted to consultants during the six months ended June 30, 2016; no options were granted to consultants during the six months ended June 30, 2015. Stock-based compensation expense arising from consultant options granted under the Plan is as follows:

	Six Months Ended
	June 30,
	2015	2016
	(in thousands)
Consultant Stock-Based Compensation:
Research and development expense	$—	$40
General and administrative expense	27	—
	$27	$40

We did not record any stock-based compensation expense during the three month periods ended June 30, 2015 and 2016 for consultant options.

The fair value of the options granted to consultants during the six months ended June 30, 2016 was estimated to be $5.30 per share based on weighted-average assumptions of a risk-free interest rate of 2.02 percent, volatility of 57.4 percent, an option life of ten years, and a dividend yield of zero percent. The assumed risk-free interest rate was based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected life of the option. The assumed volatility was calculated from the historical market prices of a selected group of publicly traded companies considered to be our peers; we use peer group data due to the fact that we have limited historical trading data. The expected option life is the remaining term of the option. The expected dividend yield of zero reflects that we have not paid cash dividends since inception and do not intend to pay cash dividends in the foreseeable future. There were no unvested consultant options at either June 30, 2015 or June 30, 2016.

-  10  -

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

8.  Net Income (Loss) Per Common Share

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

Basic earnings per share reconciles to fully diluted earnings per share as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2016	2015	2016
Net Loss Used for Diluted EPS:
Net income (loss) used for basic earnings per share	$5,854	$(4,555)	$(17,503)	$(45,353)
Interest expense	470	—	—	—
Gain on change in fair value of convertible notes payable and warrant liability	(11,970)	—	—	—
	$(5,646)	$(4,555)	$(17,503)	$(45,353)
Weighted Average Shares Used for Diluted EPS:
Weighted average shares used for basic EPS	33,561,959	42,569,166	33,490,314	41,520,092
Weighted average common share equivalents	15,494,933	—	—	—
	49,056,892	42,569,166	33,490,314	41,520,092

-  11  -

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

8.  Net Income (Loss) Per Common Share (continued)

 The following weighted average shares were excluded from the computations of diluted net loss per share because including them would have been antidilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2016	2015	2016
Weighted Average Shares Excluded from EPS:
Options to purchase common stock	4,488,583	6,414,854	4,404,804	6,300,137
Unvested restricted stock	67,819	37,693	70,679	40,562
Restricted stock units	885,738	931,699	550,048	957,949
Warrants to purchase common stock	—	—	8,750,000	1,009,615
Common share equivalents of convertible notes	—	11,506,156	11,506,156	11,506,156
	5,442,140	18,890,402	25,281,687	19,814,419

-  12  -

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

Overview

We are a pre-revenue stage medical device company working toward commercialization of our proprietary technologies to provide minimally invasive medical devices for treating conditions in humans. We are in the later stages of developing and clinically testing bioresorbable drug-eluting coronary stents, which we call “scaffolds” because they are not permanent devices like metal stents that are commonly used today. In clinical use, a scaffold is implanted by an interventional cardiologist during a minimally invasive surgery. It is delivered to a coronary artery location with a balloon catheter system, whereupon it is deployed to restore blood flow through the artery and medicate the artery to prevent further blocking, or “restenosis.” Our scaffolds are made from our proprietary bioresorbable polymer and have been designed to offer unique features that include full x-ray visibility, low profile, standard clinical delivery, and a wide expansion range. Our scaffolds also contain standard features of relevant sizing, robust strength during the healing period, and controlled and safe resorption. Due to their unique features and ease of clinical use, we believe our products will enable us to compete effectively in the stent marketplace.

Our scaffold products have not yet been approved for sale and will require regulatory approval before they can generate sales. In addition to conducting our current clinical trials, we have invested significant time and funds in development, having performed scientific research, engineering development, and testing in laboratory and preclinical studies. We have developed, tested, and selected the polymer formulation, tested and selected the anti-restenotic drug and coating process, created and iterated the device design, and identified and implemented methods and processes to produce and test the scaffold. We designed and performed extensive preclinical tests that ranged from bench and engineering studies to in vitro and in vivo laboratory studies. In 2007, we enrolled patients in a small human clinical study that proved the viability of the technology while confirming the areas needing further development. We have been developing and advancing our scaffolds in both design and polymer composition since that study and have undertaken significant testing that has shown the viability of the technology across various models, including enrollment of 165 patients in two clinical trials between 2011 and 2014.

We began enrolling patients in a pivotal clinical trial of our Fantom scaffold in March 2015 and completed full enrollment in March 2016 with two sets of patients. We enrolled 117 patients in Cohort A of the trial and 123 patients in Cohort B, for total trial enrollment of 240 patients. Patients in Cohort A have completed imaging assessments at a six-month time point and we used the data from these patients in our application for European CE Marking, the regulatory approval that would allow us to sell in Europe and other countries that recognize the CE Mark. We completed and submitted this application in early August 2016. Patients in Cohort B will undergo imaging assessments at a nine-month time point; data from this second set of patients will be used for market support and other commercial purposes.

We have been preparing our manufacturing capabilities for commercialization and have been planning our sales, marketing, and distribution strategies. We will continue to work on our manufacturing scale-up and expand our capabilities to allow for such things as additional scaffold sizes during the remainder of 2016. We will additionally prepare our systems and back-office needs for commercialization during the remainder of 2016 and continue to evaluate how best to implement our commercialization strategies.

-  13  -

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

We perform all of our research and development activities from one location in San Diego, California. As of June 30, 2016, we had 61 employees, a majority of whom are degreed professionals and six of whom are PhDs. We leverage our internal expertise with contract research and preclinical laboratories, outside catheter manufacturing, and other outside services as needed. We have three clean rooms and multiple engineering and chemistry labs at our facility, in addition to our corporate and administrative office. We are ISO certified to the medical device standard 13485:2012 and intend to maintain the certification to support our commercialization plans.

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

Because we have not yet developed a product to a saleable stage, we have not generated any product or other revenues. Our development efforts have been funded with a variety of capital received from angel investors, venture capitalists, strategic partners, hedge funds, the proceeds from our IPO in 2010, issuance of the convertible notes in November 2014, and the proceeds from the warrant exercises through February 2016. As of June 30, 2016, we had approximately $16.5 million in cash available for operations, which we believe will be sufficient to fund our operating and capital needs into, and possibly through, the first fiscal quarter of 2017. We have incurred substantial losses since our inception; as of June 30, 2016, we had accumulated a deficit of approximately $380.5 million. These conditions, combined with the uncertainty of the timing of receipt of future financings, if any, raise substantial doubt about our ability to continue as a going concern.

We expect our losses to continue as we complete our clinical studies and prepare for commercialization during the remainder of this year; if we are able to obtain regulatory approval, we expect to commence product sales in 2017. In order to successfully transition to profitable operations, we will need to achieve a level of revenues and product margins to support the Company’s cost structure. Until such time as we generate positive cash flow, we plan to continue to fund our operating and capital needs by utilizing our current cash balances and by raising additional capital through equity or debt financings, or through strategic or other transactions. While we currently have no set plans for a capital raise, we will continue to evaluate our financing options, with a goal to secure additional capital on a timeframe that coincides with our cash needs. Also during the remainder of 2016, we intend to pursue listing of our common stock on NASDAQ, or another exchange approved by our noteholders, with the intention to be accepted for listing no later than June 30, 2017.

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

-  14  -

Key Components of our Results of Operations

We are still in a pre-revenue stage and our activities are focused on the clinical study of our bioresorbable coronary scaffold with the goal of commercially selling it. We also are currently performing a small amount of research and tests to determine the feasibility of other product possibilities. Consequently, our operating results primarily consist of research and development expenses, which include the costs to perform clinical trials, general and administrative expenses, and other expenses that are largely the costs underlying the convertible notes and warrants that we issued in November 2014.

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

Historically, our research and development expenses have represented between 70 and 75 percent of our total operating expenses; they represented 70 percent of total operating expenses for the year ended December 31, 2015 and 69 percent for the six months ended June 30, 2016. We expect our research and development expenses to increase during the remainder of 2016 as we continue to assess the patients enrolled in the clinical trial of Fantom, consider and initiate follow-on clinical trials, prepare our product and processes for commercialization, which will include development of final manufacturing processes and equipment, and as we research the feasibility of developing additional products from technology in our intellectual property portfolio.

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

Historically, our general and administrative expenses have represented between 25 and 30 percent of our total operating expenses; they represented 30 percent of total operating expenses for the year ended December 31, 2015 and 31 percent for the six months ended June 30, 2016. We anticipate continuing to invest in patents at similar levels as we have in the past. Additionally, we anticipate that we will expand our corporate infrastructure in late 2016 to continue to support the needs of being a public company and to prepare for commercial sales of our products, which will increase our general and administrative expenses accordingly. We also expect to begin to incur sales and marketing expenses beginning in mid-2016 as we prepare for product sales in the event we receive CE Marking.

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

Since issuing the Notes and warrants, due to a variety of factors including the successful enrollment of patients with Fantom and positive clinical results from those patients, the addition of a new Chief Executive Officer in September 2015 and a Senior Vice President of Operations in January 2016, and an increase in the market trading price of our common stock of approximately 145 percent since January 1, 2015, the value of the Notes and warrants (during the time they remained outstanding) increased significantly. We recorded a $56.8 million loss on the increase in value during the year ended December 31, 2015 and a $29.8 million loss during the six months ended June 30, 2016. Since all the warrants were exercised and none remained outstanding as of June 30, 2016, we will not record further changes in their fair value. Until the Notes are either converted into common stock or repaid, we expect our other income and expense to fluctuate, possibly by a significant amount, by future gains or losses on changes in their fair value. Also, we will continue to accrue and record interest expense on the Notes at the rate of 7.54 percent per annum until they are either converted or repaid. We do not expect any material changes in interest income or foreign currency gains or losses during the remainder of 2016.

-  15  -

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

Research and Development Costs:  We expense research and development costs as incurred. Our preclinical and clinical study costs are incurred on a contract basis and generally span a period from a few months to longer than a year. We record costs incurred under these contracts as the work occurs and make payments according to contractual terms. Until a contract is completed, we estimate the amount of work performed and accrue for estimated costs that have been incurred but not paid. As actual costs become known, we adjust our accruals. Until such time as we commence another large clinical trial, we expect our clinical expense accruals to decrease from recent levels since we have reached the primary measurement for a majority of the patients in our Fantom trial. We will continue to make estimates of work performed throughout the term of our clinical trials, each of which is expected to be five years or longer. If our estimates are inaccurate, possible material changes to our accruals could be required, which could materially affect our results of operations within any fiscal period. To date, there have been no material changes in our research and development expense estimates, including our estimates for accrued clinical costs.

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

For employees and directors, we determine the amount of compensation expense by estimating an award’s fair value on the date of award, with the resulting stock-based compensation recorded over the vesting period, which ranges from one to four years, on a straight-line basis. For stock options and RSUs that vest upon performance achievements, we record only the compensation expense for the performance targets that are probable of being achieved and we record such expense on a straight-line basis over the vesting period. During the three months ended March 31, 2016, we determined that two of the three performance targets for our performance-based awards were probable of being achieved and, therefore, recorded expense for those awards only. During the three months ended June 30, 2016, we determined that all three of the performance targets were probable of being achieved, and, therefore, recorded cumulative expense of $583,000 for the third performance target, as well as recording straight-line quarterly expense of $140,000 for those awards, during the second quarter of 2016.

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

We occasionally grant options to consultants; as of June 30, 2016, no consultant options remained subject to vesting. When we grant or have unvested consultant options, we estimate the fair value at date of grant and at each subsequent accounting date until vesting is complete and record compensation expense based on the fair value during the service period of the consultant. We estimate the fair value by using the Black-Scholes option pricing model with the same approach to inputs and assumptions as we use to estimate the fair value of options granted to employees, except we use the remaining term as the expected life of the option.

-  16  -

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

Common Stock Warrants:  We record the fair value of warrants we issue for the purchase of common stock as a liability whenever they call for issuance of registered shares upon exercise, a condition that we may not be able to accommodate and which may result in a net settlement of the warrants. Prior to the final exercises of the warrants we issued in November 2014, their fair value was assessed at each reporting date. A binomial valuation model was used through September 30, 2015 since two exercise prices were possible; we moved to a Black-Scholes valuation model to determine the value beginning in October 2015 because Company conditions had been met that resulted in a fixed exercise price. This change in models did not have a material effect on the fair value of the warrants. Inputs to the valuation models are of the same nature as those used for our Notes. Any change in fair value is recorded as a gain (upon a decrease in fair value) or loss (upon an increase in fair value) in the consolidated statement of operations. Since all the warrants were exercised by February 12, 2016 and none remained outstanding thereafter, we will not record future changes in their fair value.

Results of Operations

During the first half of 2015, our operating activities focused on testing and preparing our Fantom scaffold for clinical trials; we initiated enrollment of patients in our pivotal trial in March 2015 and enrolled a modest number of patients by June 30, 2015.

During 2016, our operating activities have consisted of enrollments in the trial, which were completed in March 2016 with a total of 240 patients enrolled, performing follow-up assessments of the patients, collecting the related clinical data to support the CE Mark submission that we completed in early August 2016, and continuing to refine our manufacturing processes in preparation for the commercialization of Fantom that is planned for the first half of 2017.

-  17  -

Comparison of the Three Months Ended June 30, 2015 and 2016

Our operating results for the three-month periods indicated are as follows (dollars in thousands):

	Three Months Ended
	June 30,		Change
	2015	2016	$	%
Research and development expense	$4,067	$4,665	$598	15%
General and administrative expense	$1,566	$2,366	$800	51%
Interest expense	$470	$505	$35	7%
Gain on change in fair values of convertible notes and warrant liability	$11,970	$2,966	$(9,004)	(75%)
Other income (expense)	$(13)	$15	$28	(215%)

Research and development expense increased $598,000, or 15 percent, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. This increase was primarily a result of increased personnel costs, offset by reductions in clinical and other testing expenses. Personnel costs, including benefits and stock-based compensation, increased $690,000 between the comparative quarters primarily due to an approximate 14 percent increase in headcount between years, an additional $382,000 in stock compensation during the second quarter of 2016 that arose from the performance-based equity grants made in March 2015, and accrual of $145,000 for incentive bonuses in the second quarter of 2016 where there had been no incentive program in 2015. Direct material costs, including purchased catheters and polymer lasing costs, increased $273,000 between the comparative quarters due to the increased product needs for our continuation of process improvement efforts during the second quarter of 2016. Clinical costs decreased $127,000 in the second quarter of 2016 as compared to the second quarter of 2015; the clinical trial initiated in March 2015 completed enrollment in March 2016 and patient assessment activity during the second quarter of 2016 slowed compared to prior quarters due to the timing of scheduled assessments. Preclinical study costs decreased $211,000 between comparative quarters due to the timing of tests and analysis of testing results; a majority of preclinical tests for Fantom concluded during the first quarter of 2016. The remainder of the change in research and development expenses between quarters resulted from individually immaterial changes in lab supplies, quality and testing, engineering and other outside services, depreciation, and facilities expenses.

General and administrative expense increased $800,000, or 51 percent, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, primarily a result of a $717,000 increase in personnel costs. Stock-based compensation increased $663,000 between the comparative quarters, primarily due to a $352,000 increase in stock compensation arising from option grants made to our Chief Executive Officer in September 2015 and February 2016, an increase of $219,000 from the performance-based equity grants made in March 2015, and an increase of $109,000 from equity grants made to our board of directors in May 2015 and May 2016. Additionally, salaries increased $161,000 between comparative quarters due to an approximate 29 percent increase in headcount. These increases were offset by a $105,000 decrease in recruiting costs; non-recurring expenses in the second quarter of 2015 related to the search for a Chief Executive Officer were not repeated in 2016. The remainder of the change in general and administrative expenses between periods was due to individually immaterial changes in travel and entertainment expenses, investor relations costs, marketing and tradeshow costs, office supplies, facilities costs, audit and legal fees, board of directors fees and costs, depreciation, insurance, and other overhead expenses.

Our other non-operating expenses during the second quarters of 2015 and 2016 primarily arose from our convertible notes and warrants. We accrued a comparable amount of interest expense, which compounds annually, on the Notes each quarter. The decrease in gain recorded on the change in fair values of the Notes and warrants between comparative quarters reflects the timing of factors driving value, including a decrease in the market trading price of our common stock of approximately 17 percent during the second quarter of 2015 compared to a decrease of approximately three percent during the second quarter of 2016 (a decrease in value results in a non-cash accounting gain). Additionally, the warrants exercised in October 2015 and February 2016 had contributed to the change in value during the second quarter of 2015, whereas, the warrants did not contribute to the change during the second quarter of 2016 as none were outstanding. The decrease in other income (expenses) arose from exchange rate losses occurring during the second quarter of 2015, compared to gains recorded during the second quarter of 2016, based on the relative strength of the U.S. dollar in those periods compared to the Australian and European currencies in which we make our clinical trial payments.

-  18  -

Comparison of the Six Months Ended June 30, 2015 and 2016

Our operating results for the six-month periods indicated are as follows (dollars in thousands):

	Six Months Ended
	June 30,		Change
	2015	2016	$	%
Research and development expense	$7,331	$9,953	$2,622	36%
General and administrative expense	$3,155	$4,559	$1,404	45%
Interest expense	$935	$1,010	$75	8%
Loss on change in fair values of convertible notes and warrant liability	$6,131	$29,798	$23,667	386%
Other income (expense)	$49	$(33)	$(82)	(167%)

Research and development expense increased $2,622,000, or 36 percent, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. A combination of items contributed to this increase. Personnel costs, including benefits and stock-based compensation, increased $1,208,000 between the comparative periods primarily due to an approximate 19 percent increase in headcount between years, an additional $490,000 in stock compensation that primarily arose from the performance-based equity grants made in March 2015, and accrual of $290,000 for incentive bonuses in 2016 where there had been no incentive program in 2015. Direct material costs, including purchased catheters and polymer lasing costs, increased $542,000 between the comparative periods due to the increased product needs for clinical enrollments and our continuation of process improvement efforts in 2016. Clinical costs increased $471,000 in 2016 as compared to 2015; the Fantom clinical trial was initiated in March 2015 with minimal patient activity during the first half of 2015 compared to significant enrollment and follow-up assessment activity during the first half of 2016. Our quality and testing costs increased $212,000 during the first half of 2016 as compared to 2015 as we performed design and process verifications in support of our CE Mark application. Preclinical study costs increased $97,000 between the comparative periods due to the timing of tests and analysis of testing results, a portion of which are used in our CE Mark application. The remainder of the change in research and development expenses between periods resulted from individually immaterial changes in lab supplies, engineering and other outside services, depreciation, and facilities expenses.

General and administrative expense increased $1,404,000, or 45 percent, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily a result of a $1,330,000 increase in personnel costs. Stock-based compensation increased $1,195,000 between the comparative periods, primarily due to a $660,000 increase in stock compensation arising from option grants made to our Chief Executive Officer in September 2015 and February 2016, an increase of $305,000 from the performance-based equity grants made in March 2015, and an increase of $282,000 from equity grants made to our board of directors in May 2015 and May 2016. Additionally, salaries increased $254,000 between comparative quarters due to an approximate 29 percent increase in headcount. These increases were offset by a $119,000 decrease in recruiting costs; non-recurring expenses in 2015 related to the search for a Chief Executive Officer were not repeated in 2016. The remainder of the change in general and administrative expenses between periods was due to individually immaterial changes in travel and entertainment expenses, investor relations costs, marketing and tradeshow costs, office supplies, facilities costs, audit and legal fees, board of directors fees and costs, depreciation, and other overhead expenses.

Our other non-operating expenses during the first half of 2015 and 2016 primarily arose from our convertible notes and warrants. We accrued a comparable amount of interest expense, which compounds annually, on the Notes each period. The increase in losses recorded on the change in fair values of the Notes and warrants between comparative periods reflects the timing of factors driving value, including increases in the market trading price of our common stock of approximately nine percent during the first half of 2015 compared to approximately 30 percent during the first half of 2016 (an increase in value results in a non-cash accounting loss). Additionally, the warrants exercised in October 2015 and February 2016 had contributed to the change in value during 2015, whereas, the warrants only had a partial contribution during the first half of 2016 when they were outstanding. The decrease in other income (expense) arose from exchange rate losses occurring during 2016, compared to gains recorded during 2015, based on the relative strength of the U.S. dollar in those periods compared to the Australian and European currencies in which we make our clinical trial payments.

-  19  -

Liquidity and Capital Resources

Sources of Liquidity

We are completing the clinical testing phase of product development, but have not commercialized or generated revenue from the sale of any products and have incurred losses since our inception in June 1998. Our future operating and capital requirements will depend on many factors, including the timing and achievement of regulatory approval of our products, the growth of revenue, the amount of intellectual property and technology expenditures, the number and size of future clinical trials, the extent of new product development, and the timing of repayment of our convertible notes, should they become due and payable. We do not anticipate having a product available for sale and being able to generate revenue unless, and until, we successfully receive CE Marking or other regulatory approval and begin selling, or licensing, one of our products, which we do not anticipate will occur until the first half of 2017 at the earliest. We anticipate that we will continue to incur substantial net losses and cash outflows through at least the remainder of this year and into 2017 as we continue our development work, conduct and complete preclinical and clinical trials, expand our corporate infrastructure, and prepare for the potential commercial launch of our products.

Our development efforts have been funded with a variety of capital received from angel investors, venture capitalists, strategic partners, hedge funds, our IPO in 2010, issuance of convertible notes in November 2014, and the cash proceeds from warrant exercises in October 2015 and February 2016. Since our inception through June 30, 2016, we have received approximately $175.6 million in equity proceeds and $53.5 million from issuance of notes payable ($28.5 million of the notes payable were converted to common stock upon our IPO in 2010).

In November 2014, we completed a financing to provide ongoing capital for our operations, including the Fantom clinical trial and application for CE Mark. This financing comprised the issuance of 250 senior unsecured convertible notes (the “Notes”), each with a face value of $100,000 and a five-year maturity, and warrants to purchase 8,750,000 shares of our common stock. We received cash proceeds of $25.0 million from the Notes in November 2014 and we received $20.9 million cash proceeds from the exercise of the 8,750,000 warrants between October 2015 and February 2016. In February 2016, we entered into an amendment to the Note Deed that governs the Notes. The amendment, which was approved by our stockholders on March 22, 2016, provided two modifications. The first modification extended the date of an optional redemption right of the noteholders to June 30, 2017; the prior optional redemption date had been January 14, 2017. The second modification added a third condition, being that the Company list its common stock on the NASDAQ stock exchange (or another exchange approved by the noteholders), before the Notes will automatically convert into common stock. The prior conditions to an automatic conversion of the Notes were the receipt of a CE Mark on Fantom combined with a market trading price of the Company’s securities of at least A$0.60 per CDI for 20 or more consecutive trading days.

As of June 30, 2016, we had approximately $16.5 million in cash available for operations, which we believe will be sufficient to fund our operating and capital needs into, and possibly through, the first fiscal quarter of 2017. We have incurred substantial losses since our inception; as of June 30, 2016, we had accumulated a deficit of approximately $380.5 million. These conditions, combined with the uncertainty of the timing of receipt of future financings, if any, raise substantial doubt about our ability to continue as a going concern.

We expect our losses to continue as we complete our clinical studies, apply for CE Mark, and prepare for commercialization during the remainder of this year; if we are able to obtain regulatory approval, we expect to commence product sales in 2017. In order to successfully transition to profitable operations, we will need to achieve a level of revenues and product margins to support the Company’s cost structure. Until such time as we generate positive cash flow, we plan to continue to fund our operating and capital needs by utilizing our current cash balances and by raising additional capital through equity or debt financings, or through strategic or other transactions. While we currently have no set plans for a capital raise, we are continuing to evaluate our financing options and plan to secure additional capital on a timeframe that coincides with our cash needs, ideally prior to December 31, 2016. Also during the remainder of 2016, we intend to pursue listing of our common stock on NASDAQ, or another exchange approved by our noteholders, with the intention to be accepted for listing no later than June 30, 2017.

-  20  -

Cash Flows

Our cash flows for the periods indicated are as follows:

	Six Months Ended
	June 30,
	2015	2016
	(in thousands)
Net cash used for operating activities	$(9,437)	$(11,404)
Net cash used for investing activities	$(508)	$(370)
Net cash provided by financing activities	$12	$11,428
Net decrease in cash and cash equivalents	$(9,933)	$(346)

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

Net cash used for operating activities during the first six months of 2016 primarily reflects the loss from operations of $14,512,000 and the changes in operating assets and liabilities of $503,000. These items were offset by non-cash expenses of $3,070,000 for stock-based compensation, $564,000 of depreciation and amortization, and $10,000 of other non-cash expense. The accrued interest on convertible notes and the loss on change in fair value of convertible notes and warrant liability were non-cash items that had no effect on cash flows.

Net Cash Flow from Investing Activities

Cash used for investing activities during the first six months of each of 2015 and 2016 consisted of the purchase of lab and other equipment.

Net Cash Flow from Financing Activities

Cash provided by financing activities during the first six months of 2015 resulted from $62,000 in proceeds from the issuance of common stock upon exercise of employee stock options, offset by payment of $50,000 in issuance costs from the financing completed in November 2014.

Cash provided by financing activities during the first six months of 2016 consisted of $11,407,000 in proceeds from the issuance of common stock upon the exercise of 4,375,000 warrants that had been issued in 2014 and $21,000 in proceeds from the issuance of common stock upon the exercise of employee stock options.

Operating Capital and Capital Expenditure Requirements

We are completing the clinical testing phase of product development, but have not commercialized or generated revenue from the sale of any product in our history. We do not anticipate having a product available for sale unless, and until, we successfully receive CE Marking or other regulatory approval to sell, or license for sale, our scaffolds or one of our other product possibilities, which we do not anticipate will occur until the first half of 2017 at the earliest. We have incurred substantial losses since our inception and we anticipate that we will continue to incur substantial net losses and cash outflows through the remainder of 2016 and into 2017 as we continue our clinical trials and other product testing, apply for regulatory approval to sell our products, expand our corporate infrastructure, prepare to commercially manufacture and sell our products, and collect cash from sales of our product(s).

Until we commercialize a product and reach a sales volume to generate positive cash flow, we plan to fund our operating and capital needs by utilizing our current cash resources and by raising additional capital through equity or debt financings, or through strategic or other transactions. As of June 30, 2016, we had $16,549,000 in cash available for operations, which reflected the final receipt of cash proceeds from the exercise of warrants that had been issued by the Company. We believe these cash resources will be sufficient to fund our operating and capital needs into, and possibly through, the first fiscal quarter of 2017. While we currently have no set plans for a capital raise, we are continuing to evaluate our financing options and plan to secure additional capital on a timeframe that coincides with our cash needs. Until we raise additional capital, and given our cash resources as of June 30, 2016, there is substantial doubt about our ability to continue as a going concern.

-  21  -

Also during the remainder of 2016, we intend to pursue listing of our common stock on NASDAQ, or another exchange approved by our noteholders, with the intention to be accepted for listing no later than June 30, 2017.

Assuming successful approval of our product for commercial sales, we will need to secure additional capital prior to the time we are able to maintain our operations from our cash inflows. This needed additional capital may not be available on reasonable terms, if at all. Additionally, we may be limited under the terms of the Notes as to the type, quantity, timing, or other aspects of a financing, unless the noteholders agree. Any financing, even one to which the noteholders agree, may result in additional dilution to our current securityholders, could have rights senior to those of our common stock, and/or could contain provisions that would restrict our operations. If we are unable to raise additional capital as and when needed, we may be compelled to sell certain assets, including intellectual property assets. Even if we are able to raise additional capital and commercialize our products, we may never become profitable, or if we do attain profitable operations, we may not be able to sustain profitability and cash flows on a recurring basis.

Because of the numerous risks and uncertainties associated with developing, testing, and commercializing medical devices, such as our bioresorbable scaffolds, we are unable to estimate the exact amounts, or timing, of capital outlays and operating expenditures necessary to complete our ongoing clinical trials and other testing, successfully deliver a commercial product to market, and collect on trade receivables. Our funding requirements will depend on many factors, including, but not limited to:

•	the time and effort it will take to successfully complete our clinical trials and analyze patient data;
•	the requirements, cost, and timing of regulatory approvals;
•	the time and effort it will take to refine and scale-up manufacturing processes and the cost of establishing commercial supplies of our products;
•	the cost and timing of establishing sales, marketing, and distribution capabilities;
•	the scope of research and development for any of our other product opportunities and the terms and timing of any collaborative, licensing, or other arrangements that we may establish; and,
•

the cost of filing and prosecuting patentable technologies and defending and enforcing our patent and other intellectual property rights and the effect of competing technological and market developments.

Our ongoing capital requirements will also depend on the extent to which we acquire or invest in businesses, products, and technologies; we currently have no commitments or agreements relating to any of these types of transactions. We believe our current San Diego facility has the capacity to produce the quantities of Fantom that will be needed for our initial commercial sales and, therefore, do not have any plans for facility expansion at this time.

Contractual Obligations, Commitments, and Contingencies

The following table summarizes our outstanding contractual obligations as of June 30, 2016:

	Payments Due by Period
	< 1 Year	1 to 3 Years	Total
	(in thousands)
Contractual Obligations:
Operating lease obligations	$700	$420	$1,120
Purchase obligations	240	36	276
	$940	$456	$1,396

Off-Balance Sheet Arrangements

Not applicable.

-  22  -

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risks during the quarter ended June 30, 2016.

Interest Rate Sensitivity

As of June 30, 2016, we had no investments and our convertible notes payable bear interest at a fixed rate; therefore, we do not believe we have any current material exposure to changes in interest rates.

Foreign Currency Risk

To date, our purchases from foreign suppliers have been minimal. While the amounts we incur to the hospitals and doctors that conduct our clinical trials, which are denominated primarily in the currencies of Australia and the European Union, have increased through the first half of 2016, we do not expect these cost increases to continue for the remainder of 2016. Although our German subsidiary is non-operational, its functional currency is the Euro; accordingly, the effects of exchange rate fluctuations on the net assets are accounted for as translation gains or losses, a component of Comprehensive Loss. These translations adjustments have been immaterial through June 30, 2016. We do not enter into foreign currency hedging transactions. We believe we currently have minimal exposure to foreign currency rate fluctuations, but consider a change of ten percent or more in the exchange rates of the Australian dollar or Euro would have an impact on our financial position and results of operations, particularly if we increase our purchases denominated in these currencies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

-  23  -

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

We may from time to time become subject to various claims and legal actions during the ordinary course of our business. We are not party to any legal proceedings at the date of filing of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Our business is subject to various risks, including those described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which we strongly encourage you to review. There have been no material changes during the six months ended June 30, 2016, from the risk factors disclosed in Item 1A of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

Not applicable.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

-  24  -

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

REVA Medical, Inc.

Date: August 9, 2016	/s/ Regina E. Groves
Regina E. Groves
Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2016	/s/ Katrina L. Thompson
Katrina L. Thompson
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

-  25  -

INDEX TO EXHIBITS

Filed
		with this	Incorporated by Reference
Exhibit Number	Description of Exhibits	Form 10-Q	Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation		S-1/A	333-168852	10/22/2010
3.2	Amended and Restated Bylaws		S-1/A	333-168852	10/22/2010
3.3	Amendment No. 1 to the Amended and Restated Bylaws		8-K	000-54192	9/12/2014
4.1	Form of Stock Certificate		S-1/A	333-168852	11/12/2010
4.2	Form of Amended and Restated Investors’ Rights Agreement, by and among REVA Medical, Inc. and the holders of our common stock and convertible notes set forth therein		DEF14A	000-54192	10/14/2014
4.3	Convertible Note Deed dated September 25, 2014, by and between REVA Medical, Inc., Goldman Sachs International, and Senrigan Master Fund		DEF14A	000-54192	10/14/2014
4.4	First Amendment to Convertible Note Deed, dated February 11, 2016, by and among REVA Medical, Inc., Goldman Sachs International, and Senrigan Master Fund		DEF14A	000-54192	3/9/2016
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X
32.1 **	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X
99.1	Section 13 of the ASX Settlement Rules		S-1/A	333-168852	10/22/2010
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

*	Registrant has requested continuation of confidential treatment with respect to certain portions of this exhibit.
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