Form 10-Q/A
period 2016-06-30
REVA Medical, Inc.
filed 2016-11-08
CIK 1496268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 (“Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (“Original Filing”), filed with the U.S. Securities and Exchange Commission (“SEC”) on August 9, 2016, is being filed for the purpose of restating our unaudited consolidated financial statements as of June 30, 2016 and to make corresponding revisions to certain disclosures in the Original Filing.

As disclosed in our Form 8-K filed on November 7, 2016, the restatement is the result of a misclassification of our Convertible Notes Payable, and related interest payable on the Convertible Notes, as long-term liabilities. Based on our reassessment of relevant accounting guidelines, we have corrected the error and characterized our Convertible Notes Payable, and related interest payable on the Convertible Notes, as current liabilities, rather than long-term liabilities.

Our management has determined that there was a control deficiency in our internal control over financial reporting that constitutes a material weakness, as discussed in Part I – Item 4 of this Form 10-Q/A. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. For a discussion of management’s consideration of our disclosure controls and procedures and the material weakness identified, see Part I – Item 4 included in this Form 10-Q/A.

This Form 10-Q/A amends and restates in its entirety each section of the Original Filing impacted as a result of the change in presentation, but each section that has been restated has been updated solely to reflect the change in classification to current liability from long-term liability. This Form 10-Q/A has not been updated to reflect events occurring after August 9, 2016, the date of the Original Filing. Therefore, this Form 10-Q/A should be read in conjunction with filings we have made with the SEC subsequent to August 9, 2016.

i

REVA MEDICAL, INC.

FORM 10-Q/A –– QUARTERLY REPORT

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

ii

PART I.  FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

REVA Medical, Inc.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	December 31,	June 30, 2016
	2015	(As Restated)
Assets
Current Assets:
Cash and cash equivalents	$16,895	$16,549
Prepaid expenses and other current assets	397	287
Total current assets	17,292	16,836
Non-Current Assets:
Property and equipment, net	2,719	2,575
Other non-current assets	60	60
Total non-current assets	2,779	2,635
Total Assets	$20,071	$19,471

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable	$1,054	$827
Accrued expenses and other current liabilities	2,242	2,004
Convertible notes payable	—	96,206
Accrued interest on convertible notes payable	—	3,162
Total current liabilities	3,296	102,199
Long-Term Liabilities:
Convertible notes payable	75,365	—
Common stock warrant liability	19,622	—
Other long-term liabilities	2,352	112
Total long-term liabilities	97,339	112
Total Liabilities	100,635	102,311

Commitments and contingencies (Note 7)

Stockholders' Deficit
Common stock ― $0.0001 par value; 100,000,000 shares authorized; 38,155,986 and 42,704,486 shares issued and outstanding at December 31, 2015 and June 30, 2016, respectively	4	4
Class B common stock ― $0.0001 par value; 25,000,000 shares authorized; no shares issued or outstanding	—	—
Undesignated preferred stock ― $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	254,572	297,649
Accumulated deficit	(335,140)	(380,493)
Total Stockholders' Deficit	(80,564)	(82,840)
Total Liabilities and Stockholders' Deficit	$20,071	$19,471

The accompanying notes are an integral part of these financial statements.

-  1  -

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

Restatement:  We have restated our balance sheet as of June 30, 2016 to classify our convertible notes payable (“Notes”), and the related accrued interest on the Notes, as current liabilities. This restatement was made to reflect a provision of the Notes that provides the noteholders a one-time option for cash redemption on June 30, 2017, if the Notes have not previously been converted or redeemed, for the face value plus accrued interest. The face value of the Notes is $25,000,000. We account for the Notes at fair value and determined their fair value to be $96,206,000 as of June 30, 2016. This restatement did not impact any reporting periods other than June 30, 2016.

-  4  -

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.  Background and Basis of Presentation (continued)

Restatement (continued):  A summary of the restatement is as follows:

	June 30, 2016
	As Reported	Adjustments	As Restated
	(in thousands)
Current Liabilities:
Accounts payable	$827	$—	$827
Accrued expenses and other current liabilities	2,004	—	2,004
Convertible notes payable	—	96,206	96,206
Accrued interest on convertible notes payable	—	3,162	3,162
Total current liabilities	2,831	99,368	102,199
Long-Term Liabilities:
Convertible notes payable	96,206	(96,206)	—
Common stock warrant liability	—	—	—
Other long-term liabilities	3,274	(3,162)	112
Total long-term liabilities	99,480	(99,368)	112
Total Liabilities	102,311	—	102,311

Liquidity:  We have experienced recurring losses and negative cash flows from operating activities since our inception and, as of June 30, 2016, we had an accumulated deficit of $380,493,000 and current liabilities of $102,199,000. While we anticipate initiating commercial operations by mid-2017, until we generate revenue, and at a level to support our cost structure, we expect to continue to incur substantial operating losses and net cash outflows. We had cash of $16,549,000 at June 30, 2016, which reflects the receipt of $11,407,000 in cash proceeds from warrant exercises on February 12, 2016. Based on our current operating plans and projections, we believe this cash balance will be sufficient to fund our operating and capital needs into, and possibly through, the first fiscal quarter of 2017. These conditions, combined with the uncertainty of the timing of receipt of future financings, if any, raise substantial doubt about our ability to continue as a going concern.

A total of $99,368,000 of the current liabilities as of June 30, 2016 relate to our convertible notes payable (the “Notes”), which contain a one-time option for cash redemption at face value, plus accrued interest, on June 30, 2017, if the Notes are not otherwise converted or redeemed prior to that time. As discussed in Note 3 below, the Notes automatically convert to equity if and when we achieve the three conditions to automatic conversion. While we believe we would be able to cause the conversion of the Notes to equity prior to June 30, 2017, if the noteholders were to exercise their one-time option to request cash redemption on June 30, 2017, there can be no assurance that we will be successful prior to June 30, 2017 in triggering the automatic conversion of the Notes. Because we believe the Notes will be converted to equity prior to the time we would be requested to redeem their $25 million face value, plus accrued interest, we do not currently anticipate requiring additional capital to redeem them.

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

	June 30,	June 30,
	2015	2016

Market price per share of common stock	$3.62	$8.22
Risk-free interest rate	2.2%	1.5%
Expected volatility of common stock	84.6%	74.6%
Expected life – years	4.37	3.42
Bond yield of equivalent securities	29.2%	27.0%

-  6  -

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

-  7  -

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

The aggregate intrinsic value of options exercised during the six months ended June 30, 2015 and 2016 was $135,000 and $92,000, respectively.

-  10  -

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q/A and with our consolidated financial statements and the related notes thereto that are contained in our Annual Report on Form 10-K for the year ended December 31, 2015. In addition to historical information, the following discussion and analysis includes forward-looking statements that involve risks, uncertainties, and assumptions. Forward-looking statements are all statements other than statements of historical facts, such as those statements regarding the projections and timing surrounding our plans to complete clinical and regulatory evaluations, receive regulatory approvals and commence commercial sales, develop pipeline products, incur losses from operations, and assess and obtain future financings for operating and capital requirements.

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

Because we have not yet developed a product to a saleable stage, we have not generated any product or other revenues. Our development efforts have been funded with a variety of capital received from angel investors, venture capitalists, strategic partners, hedge funds, the proceeds from our IPO in 2010, issuance of the convertible notes in November 2014, and the proceeds from the warrant exercises through February 2016. As of June 30, 2016, we had approximately $16.5 million in cash available for operations, which we believe will be sufficient to fund our operating and capital needs into, and possibly through, the first fiscal quarter of 2017. We have incurred substantial losses since our inception; as of June 30, 2016, we had accumulated a deficit of approximately $380.5 million and we had approximately $102.2 million of current liabilities. These conditions, combined with the uncertainty of the timing of receipt of future financings, if any, raise substantial doubt about our ability to continue as a going concern.

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

As of June 30, 2016, we had approximately $16.5 million in cash available for operations, which we believe will be sufficient to fund our operating and capital needs into, and possibly through, the first fiscal quarter of 2017, and we had approximately $102.2 million of current liabilities. A total of $99.4 million of the current liabilities relate to our convertible notes payable, which contain the one-time option for cash redemption at face value, plus accrued interest, on June 30, 2017, if the notes are not otherwise converted or redeemed prior to that time. We have incurred substantial losses since our inception; as of June 30, 2016, we had accumulated a deficit of approximately $380.5 million. These conditions, combined with the uncertainty of the timing of receipt of future financings, if any, raise substantial doubt about our ability to continue as a going concern.

As a result of our intentions to list our securities on NASDAQ, combined with our efforts to receive CE Marking of our Fantom scaffold product, we believe we would be able to cause the automatic conversion of our Notes into equity prior to the time we would be required to redeem their $25 million face value, plus accrued interest, if the noteholders were to exercise their one-time option to request cash redemption on June 30, 2017. We, therefore, do not currently anticipate requiring additional capital to redeem the Notes. There can be no assurance, however, that we will be successful prior to June 30, 2017 in triggering the automatic conversion of the Notes.

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

Also during the remainder of 2016, we intend to pursue listing of our common stock on NASDAQ, or another exchange approved by our noteholders, with the intention to be accepted for listing no later than June 30, 2017. As a result of our intentions to list our securities on NASDAQ, combined with our efforts to receive CE Marking of our Fantom scaffold product, we believe we would be able to cause our Notes to be converted to equity prior to the time we would be required to redeem their $25 million face value, plus accrued interest, if the noteholders were to exercise their one-time right to request cash redemption on June 30, 2017. We, therefore, do not currently anticipate requiring additional capital to redeem the Notes. There can be no assurance, however, that we will be successful prior to June 30, 2017 in triggering the automatic conversion of the Notes.

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

Contractual Obligations, Commitments, and Contingencies

The following table summarizes our outstanding contractual obligations, other than our convertible notes payable and accrued interest payable thereon, as of June 30, 2016:

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported correctly within the time period specified in the SEC’s rules and forms.

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q/A. As originally reported, our management initially concluded that our disclosure controls and procedures were effective as of June 30, 2016.

As a result of the restatement discussed in Note 1 to the consolidated financial statements contained in this Amendment No. 1, management reassessed the effectiveness of our disclosure controls and procedures as of June 30, 2016 and identified a material weakness in our controls over the accounting and reporting for infrequent, unusual, or complex technical accounting issues, as described below, and therefore, concluded that our disclosure controls and procedures were not effective as of June 30, 2016. The material weakness was the result of design and operating deficiencies within our internal control over financial reporting.

A “material weakness” in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control  such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

The matter involving internal controls and procedures that our management considered to be a material weakness involves the sufficiency of Company personnel with accounting technical knowledge and expertise related to disclosure of infrequent, unusual, or complex accounting matters.  Specifically, a control failure occurred that allowed for misapplication of Accounting Standards Codification (“ASC”) 470-10, “Debt – Overall” in the classification of securities that contain a “due on demand” provision and we did not adequately assess the balance sheet classification of the Company’s convertible notes payable as of June 30, 2016.

Remediation Plan

In connection with, and as a result of, the restatement, we have initiated a plan to address the material weakness and enhance our control procedures related to financial reporting, effective for our fourth fiscal quarter of 2016.

-  23  -

Specifically, we are implementing additional technical accounting review procedures, to be performed by an external qualified technical accounting resource, to help evaluate new or existing infrequent, unusual, or complex technical accounting issues. Additionally, we have implemented additional review procedures related to the classification of our convertible notes. Management believes that these additional controls will remediate the material weakness discussed above; however, no assurance can be given that these changes will remediate the material weakness until such time that the controls have operated for a sufficient period of time and their operating effectiveness has been tested.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), except as described above, during the quarter ended June 30, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

-  24  -

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

We may from time to time become subject to various claims and legal actions during the ordinary course of our business. We are not party to any legal proceedings at the date of filing of this Quarterly Report on Form 10-Q/A.

Item 1A. Risk Factors

Our business is subject to various risks, including those described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which we strongly encourage you to review. In addition to the risks described therein, we have identified the following Risk Factor.

Failure to maintain effective internal control over our financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could cause our financial reports to be inaccurate

We are required pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, to maintain internal control over financial reporting and to assess and report on the effectiveness of those controls. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our management concluded that our disclosure controls and procedures were ineffective as of June 30, 2016, and identified a material weakness in our internal controls over the accounting and reporting for infrequent, unusual, or complex technical accounting issues. While management believes the Company has added and enhanced internal controls that will remediate the material weakness, there is no assurance that the changes will remediate the identified material weakness or that the controls will prevent or detect future material weaknesses.

If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

Not applicable.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q/A.

-  25  -

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

REVA Medical, Inc.

Date: November 8, 2016	/s/ Regina E. Groves
Regina E. Groves
Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2016	/s/ Katrina L. Thompson
Katrina L. Thompson
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

-  26  -

INDEX TO EXHIBITS

Filed
		with this	Incorporated by Reference
Exhibit Number	Description of Exhibits	Form 10-Q/A	Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation		S-1/A	333-168852	10/22/2010
3.2	Amended and Restated Bylaws		S-1/A	333-168852	10/22/2010
3.3	Amendment No. 1 to the Amended and Restated Bylaws		8-K	000-54192	9/12/2014
4.1	Form of Stock Certificate		S-1/A	333-168852	11/12/2010
4.2	Form of Amended and Restated Investors’ Rights Agreement, by and among REVA Medical, Inc. and the holders of our common stock and convertible notes set forth therein		DEF14A	000-54192	10/14/2014
4.3	Convertible Note Deed dated September 25, 2014, by and between REVA Medical, Inc., Goldman Sachs International, and Senrigan Master Fund		DEF14A	000-54192	10/14/2014
4.4	First Amendment to Convertible Note Deed, dated February 11, 2016, by and among REVA Medical, Inc., Goldman Sachs International, and Senrigan Master Fund		DEF14A	000-54192	3/9/2016
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X
32.1 **	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X
99.1	Section 13 of the ASX Settlement Rules		S-1/A	333-168852	10/22/2010
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

*	Registrant has requested continuation of confidential treatment with respect to certain portions of this exhibit.
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