Form 10-K/A
period 2016-12-31
REVA Medical, Inc.
filed 2017-05-01
CIK 1496268

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

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," “non-accelerated filer” "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

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

As of April 20, 2017, there were 42,851,477 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description
None

REVA MEDICAL, INC.

FORM 10-K/A — ANNUAL REPORT

For the Fiscal Year Ended December 31, 2016

EXPLANATORY NOTE

On February 28, 2017, REVA Medical, Inc. filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Original Filing”). Certain Part III information was omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that a registrant may incorporate by reference certain information from a definitive proxy statement which involves the election of directors, if such definitive proxy statement is filed with the Securities and Exchange Commission (the “Commission”) no later than 120 days after the end of the registrant’s fiscal year. Alternatively, the registrant may provide this information in an amendment to the Form 10-K, if such amendment is filed with the Commission no later than 120 days after the end of the registrant’s fiscal year. Accordingly, this Amendment No. 1 on Form 10-K/A (this “Amendment”) supplements our Original Filing by amending and restating Part III, Items 10 through 14 of our Original Filing.

In addition, as required by Rule 12b-5 under the Securities Exchange Act of 1934, as amended, new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15(b) of Part IV hereof. Because no financial statements have been included in this Amendment, and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraph 3 of the certifications has been revised to omit the reference to financial statements and paragraphs 4 and 5 of the certifications have been omitted entirely.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Filing, and no attempt has been made in the Amendment to modify or update other disclosures as presented in our Original Filing.

Throughout this Amendment, unless indicated otherwise, we refer to REVA Medical, Inc. as “the Company,” “we,” “us,” and “our.”

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

Our Board of Directors (the “Board” or “Directors”) comprise the following individuals:

Director	Age	Position	Year First Became a Director
Brian H. Dovey	75	Chairman	2001
Dr. Ross A. Breckenridge	47	Director	2015
R. Scott Huennekens	53	Director	2015
Anne J. Keating	63	Director	2010
Gordon E. Nye	62	Director	1999
Robert B. Stockman	63	Director	1999
Robert B. Thomas	72	Director	2010

Our executive officers comprise the following individuals:

Executive Officer	Age	Position
Regina E. Groves	58	Chief Executive Officer
Katrina L. Thompson	58	Chief Financial Officer and Secretary
Jeffrey A. Anderson	50	Senior Vice President, Clinical and Regulatory Affairs
Richard M. Kimes	55	Senior Vice President, Operations
Robert K. Schultz, Ph.D.	61	President and Chief Operating Officer

Board of Directors’ Business Experience

We believe that the individuals who serve on our Board should have strong backgrounds and a vision toward our future. As set forth in our corporate governance guidelines, the criteria we generally consider in these individuals include, among other things, an individual’s business experience and skills (including skills in core areas such as operations, management, technology, accounting and finance, strategic planning, and international markets), as well as independence, judgment, knowledge of our business and industry, professional reputation, leadership, integrity, and the ability to represent the best interests of the Company’s stockholders. In addition, we consider a Board member’s ability to commit sufficient time and attention to the activities of the Board, as well as the absence of any potential conflicts with the Company’s interests.  We believe the individuals should possess the requisite intelligence, education, and experience to make a significant contribution to the Board and bring a range of skills, diverse perspectives, and backgrounds to discussions. While our Diversity Policy doesn’t contain specific guidelines as to Board composition, we believe that the backgrounds and qualifications of the directors, considered as a group, should provide a significant mix of experience, knowledge, and abilities that will allow our Board to fulfill its responsibilities.

Our Board currently consists of seven members and is divided into three classes. Class I and Class III comprise two directors each and Class II comprises three directors. The directors in each class serve three‑year terms and in each case until their respective successors are duly elected and qualified.

Each of our directors has a strong professional reputation and has shown a dedication to his or her profession and community. We also believe that our directors’ diversity of backgrounds and experiences results in different perspectives, ideas, and viewpoints, which makes our Board more effective in carrying out its duties. We believe that our directors hold themselves to the highest standards of integrity and that they are committed to representing the long‑term interests of our stockholders.

The skills, experience, expertise, diversity, independence, and related information for each of our directors holding office as of April 20, 2017 are set forth below, along with the attributes and skills that led our Board to the conclusion that each member should serve as a director.

Ross Breckenridge, MD, MRCP, PhD, age 47, has served as a director since January 2015. Dr. Breckenridge is the Chief Executive Officer of Silver Creek Pharmaceuticals, Inc., since September 2016. Prior to that, he was a senior clinical lecturer and Programme Director for the Masters Programme in Clinical and Experimental Medicine at University College London since 2006. He was a Fellow of the Royal College of Physicians (London) and a Consultant Physician at University College London Hospital from 2006 until September 2016. Dr. Breckenridge has provided consultation services to investors in the biotech and healthcare sector since 1998. He is a current board member of the Cornelia de Lange Society of Great Britain and has sat on numerous other medical and corporate boards. He obtained his medical degree from Oxford University, followed by his PhD in Developmental Biology at the University of Cambridge. He then completed his training in Clinical Pharmacology at University College London. Qualifications:  Dr. Breckenridge is qualified to sit on our Board due to his extensive medical background, particularly as it relates to research of cardiac disease, his experience serving on multiple other boards of directors, and his general business proficiency.

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

Mr. Dovey was the former chair and currently serves on the board of trustees of the Wistar Institute, a leader in preclinical biomedical research in the non-profit sector. Mr. Dovey has served as both president and chairman of the National Venture Capital Association. He is a former board member of the industry association representing the medical device industry, as well as the association representing consumer pharmaceuticals. He is a trustee emeritus of Germantown Academy and is a former trustee of the University of Pennsylvania School of Nursing and the Sanford-Burnham Institute for Medical Research. Mr. Dovey received his B.A. in mathematics from Colgate University and his MBA from the Harvard Business School. Qualifications:  Mr. Dovey is qualified to sit on our Board due to his extensive financial background, his experience in corporate governance and risk management, his service as a director on over 35 private and public companies, his broad executive experience with medical device companies, and his extensive experience at a health care venture capital firm.

Scott Huennekens, age 53, has served as a director since March 2015. Since December 2015 he is President and Chief Executive Officer of Verb Surgical, Inc., a collaboration between Alphabet, Inc. (formerly Google) and Johnson & Johnson, focused on developing a comprehensive robotic surgical solutions platform. Previously, from April 2002 to February 2015, Mr. Huennekens was President and Chief Executive Officer of Volcano Corporation, a manufacturer of intravascular imaging equipment for coronary and peripheral applications. Prior to 2002, he served as President and Chief Executive Officer of Digirad Corporation, a diagnostic imaging solutions provider, and also held senior positions at Baxter International, Inc. in the Edwards Cardiovascular Division and the Novacor division. Mr. Huennekens currently serves on the Medical Device Manufacturers Association (“MDMA”) board and he served on the board of EndoChoice until November 2016. He received his B.S. in Business Administration from the University of Southern California and an MBA from Harvard Business School. Qualifications:   Mr. Huennekens is qualified to sit on our Board due to his vast experience in executive positions with medical equipment manufacturers, his broad business background, his experience serving on multiple other boards of directors, and his strong financial background, including his work early in his career at Deloitte, a provider of tax, audit, and advisory services.

Anne Keating, age 63, has served as a director since October 2010. Ms. Keating is currently a director of a number of ASX-listed companies in a range of different industries, including GI Dynamics, Inc., a U.S.-based medical device company (since June 2011), and Goodman Group Limited, a global property development and management company (since January 2004). Ms. Keating has been Chairman of Houlihan Lokey Australia, investment bank, since April 2015. Ms. Keating is also a Director of the Garvan Institute of Medical Research since January 2009 and an Inaugural Governor for the Cerebral Palsy Foundation since 2006. From 1993 to 2001, Ms. Keating held the position of General Manager, Australia for United Airlines. She was also a Delegate to the Australian/American Leadership Dialogue for 14 years. Ms. Keating previously served on the board of IAG, Australia’s largest general insurer, ClearviewWealth Ltd, life insurance and wealth management, NRMA, Australia’s largest mutual, and was an inaugural board member of the Victor Chang Cardiac Research Institute where she served for ten years. She has also held former directorships with Spencer Street Station Redevelopment Holdings Limited, Easy FM China Pty Ltd, Radio 2CH Pty Ltd, and Workcover Authority of New South Wales. Qualifications:  Ms. Keating is qualified to sit on our Board due to her extensive business, management, and governance experience, including her positions on a number of boards of ASX-listed companies. Ms. Keating also brings Australian medical research and cardiac experience from her years of service with the Garvan Institute of Medical Research and the Victor Chang Cardiac Research Institute.

Ms. Keating’s term as a Director expires at the Company's 2017 Annual Meeting and she has confirmed that she will not be submitting for re-election and that she will retire as a Director on and from the 2017 Annual Meeting.

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

Mr. Stockman holds a Bachelor’s Degree from Harvard College and an MBA from The Tuck School at Dartmouth College, where he serves on Tuck’s Board of Overseers. Qualifications:  Mr. Stockman is qualified to sit on our Board due to his extensive experience as an entrepreneur driving the growth of five medical products companies, his experience as an executive of several medical device companies, and his experience as an executive in the investment banking industry, particularly in private equity and venture capital investments in medical technology. Mr. Stockman’s qualifications also include his strong financial background, including his work early in his career at Price Waterhouse, a provider of tax, audit, and advisory services, and his ability to provide financial expertise to the Board, including an understanding of financial statements, corporate finance, accounting, and capital markets.

Robert Thomas, age 72, has served as a director since July 2010. He was a director and non-executive Chairman of the Board of HeartWare Limited/HeartWare International, Inc., a NASDAQ-listed medical device company (formerly also ASX-listed), between November 2004 and August 2016 when they were acquired by Medtronic, Inc. He is currently a director of a number of Australian public companies, including Virgin Australia Limited, and Biotron Limited; he is Chairman of Starpharma Limited. Between October 2004 and September 2008, Mr. Thomas was a consultant to Citigroup Corporate and Investment Bank. Between March 2003 and September 2004, he was Chairman of Global Corporate and Investment Bank, Citigroup Global Markets, Australia and New Zealand. Prior to that time, Mr. Thomas was Chief Executive Officer of Citigroup’s Corporate and Investment Bank (formerly known as Salomon Smith Barney), Australia and New Zealand from October 1999 until February 2003. Mr. Thomas is Chairman of Aus Bio Limited, a director of O’Connell Street Associates, and Chairman of Grahger Capital Resources. Mr. Thomas holds a Bachelor of Economics from Monash University, Australia. He is a member of the Stockbrokers Association of Australia and is a Master Stockbroker.

Mr. Thomas is also a Fellow of the Financial Services Institute of Australia and the Australian Institute of Company Directors. He is on the board of the NSW State Library Foundation and serves on NSW State Library’s Audit and Risk Committee. Qualifications:  Mr. Thomas is qualified to sit on our Board due to his extensive investment banking experience, including his leadership of finance and strategic transactions, his involvement with medical device companies, and his experience in governance and risk management across a wide range of industries. Mr. Thomas also brings capital market and economics expertise to the Board from his years of service as a securities analyst and experience as a director of ASX-listed companies.

Executive Officers’ Business Experience

For information regarding the business experience of our executive officers, please refer to the section entitled “Item 1. Business – Executive Officers.”

Committees of the Board of Directors/Corporate Governance

Directors are expected to attend meetings of the Board and any Board committees on which they serve. The Board has three standing committees to facilitate and assist the Board in the execution of its responsibilities:  audit, compensation, and nominating and corporate governance. Each of these committees has the responsibilities described in the committee charters, which are available on our website at www.revamedical.com. Our Board may also establish other committees from time to time to assist in the discharge of its responsibilities.

As of April 20, 2017, membership of the committees of our Board is as follows:

Director	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee

Mr. Dovey (Chairman) (1)	X	X	—
Dr. Breckenridge (2)	—	—	X
Mr. Huennekens (2)	Chair	—	—
Ms. Keating (2)	—	—	Chair
Mr. Nye (2)	—	Chair	X
Mr. Stockman (3)	—	—	—
Mr. Thomas (2)	X	X	—

____________

(1)	Independent Director under the rules of the SEC and NASDAQ, but not considered independent under the ASX.
(2)	Independent Director under the rules of the ASX, SEC, and NASDAQ.
(3)

Mr. Stockman resigned as our chief executive officer on September 18, 2015. Under ASX, SEC, and NASDAQ rules, a director employed by the Company is not independent until three years after such employment terminates.

During the year ended December 31, 2016, all directors attended at least 75 percent of the aggregate of (i) the total number of Board meetings held during the period for which he or she was a director and (ii) the total number of committee meetings on which he or she served during the period that he or she served, except for Mr. Dovey who, attended 60 percent of the Audit Committee meetings.

Following is a summary of meeting attendance during the year ended December 31, 2016:

Director	Board of Directors	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee

Number of Meetings Held	9	5	1	2
Meeting Attendance:
Mr. Dovey	9	3	1	—
Dr. Breckenridge	9	—	—	2
Mr. Huennekens	8	5	—	—
Ms. Keating	9	—	—	2
Mr. Nye	8	—	1	2
Mr. Stockman	9	1 *	—	—
Mr. Thomas	8	4	1	—

____________

*   Indicates attendance at a meeting of a Committee on which the Director was not a member.

Audit Committee

Our audit committee oversees our corporate accounting and financial reporting, including auditing of our financial statements. Among other things, our audit committee:

•	determines the engagement of, and approves fees paid to, our independent registered public accounting firm;
•	oversees and receives reports from the internal auditors;
•	reviews our financial statements and critical accounting estimates;
•	monitors the qualifications, independence activities, and performance of our independent registered public accounting firm and our internal auditors;
•	approves the retention of our independent registered public accounting firm to perform any proposed and permissible non-audit services; and,
•	discusses the annual audit results with management, the internal auditors, and the independent registered public accounting firm.

Our audit committee reviews the effectiveness of internal controls and the adequacy of our reporting and disclosure controls and procedures. In addition, our audit committee is responsible for the performance of our internal audit function, as well as preparing any reports required under SEC rules. The audit committee will also provide advice to the Board and report on the status of business risks pursuant to our risk management policy.

We have adopted an audit committee charter, a copy of which is available in the “Investors ─ Corporate Governance” section of our website at www.revamedical.com.

Compensation Committee

Our compensation committee establishes, amends, reviews, and approves the compensation and benefit plans with respect to senior management and employees, including determining individual elements of total compensation for the chief executive officer and other executive officers, and reviews our performance and the performance of our executive officers with respect to these elements of compensation. In carrying out its responsibilities, the compensation committee will review all components of compensation for consistency with our compensation philosophy and with the interests of stockholders. Our compensation committee reviews compensation practices and trends, identifies performance goals of our Company and our executive officers, and sets compensation in light of these objectives. Our compensation committee also determines annual retainer, meeting fees, equity awards, and other compensation for members of the Board and its committees and administers the issuance of stock options and other awards under our equity incentive plans.

Our compensation committee reviews and evaluates potential risks related to our compensation policies and practices for employees and has determined that we have no compensation risks that are reasonably likely to have a material adverse effect on the Company. We structure our compensation to address Company‑wide risk. We believe the combination of base salary, bonus potential, and equity-based incentive awards with four‑year vesting periods, or vesting based on achievement of performances, is balanced and serves to motivate our employees to accomplish our business plan without creating risks that are reasonably likely to have a material adverse effect on our Company.

We have adopted a compensation committee charter, a copy of which is available in the “Investors ─ Corporate Governance” section of our website at www.revamedical.com.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee recommends the director nominees for each annual general meeting and ensures that the Board and the committees of the Board have the benefit of qualified and experienced independent directors. The committee’s primary responsibilities are to:

•	review the size and composition of our Board;
•	select, or recommend to our Board, nominees for each election of directors;
•	develop and recommend to our Board criteria for selecting qualified director candidates;
•	consider committee member qualifications, appointment, and removal;
•	recommend corporate governance principles, codes of conduct, and applicable compliance mechanisms; and,
•	provide oversight in the evaluation of our Board and each committee.

We have adopted a nominating and corporate governance committee charter, a copy of which is available in the “Investors ─ Corporate Governance” section of our website at www.revamedical.com.

Corporate Governance Guidelines

Our corporate governance guidelines are designed to ensure effective corporate governance of the Company. Our corporate governance guidelines cover topics including, but not limited to, director qualification criteria, director compensation, director orientation and continuing education, communications from stockholders to the Board, succession planning, and the annual evaluations of the Board and its committees. Our corporate governance guidelines are reviewed regularly by the nominating and corporate governance committee and revised when appropriate.

The full content of our corporate governance guidelines can be found in the “Investors ─ Corporate Governance” section of our website accessible at www.revamedical.com. A printed copy may also be obtained by any stockholder upon request.

Code of Business Conduct and Ethics

Our Board adopted a code of business conduct and ethics to ensure that our business is conducted in a consistently legal and ethical manner. The code of business conduct and ethics establishes policies pertaining to, among other things, employee conduct in the workplace, securities trading, confidentiality, conflicts of interest, reporting violations, and compliance procedures. All of our employees, including our executive officers, as well as members of our Board, are required to comply with our code of business conduct and ethics.

The full content of our code of business conduct and ethics can be found in the “Investors ─ Corporate Governance” section of our website accessible at www.revamedical.com. A printed copy may also be obtained by any stockholder upon request. Any waiver of the code of business conduct and ethics for our executive officers or directors must be approved by our Board after receiving a recommendation from our audit committee. We disclose any amendments or waivers to our code of business conduct and ethics on our website within four business days following the date of an amendment or waiver.

Communicating with the Board

Our nominating and corporate governance committee establishes procedures by which stockholders and other interested parties may communicate with the Board, any committee of the Board, any individual director, or the independent or non-executive directors as a group. Such parties can send communications by mail to the Board in care of the Corporate Secretary, REVA Medical, Inc., 5751 Copley Drive, San Diego, California 92111, U.S.A. In addition, parties can contact the Board by emailing the Corporate Secretary at boardmember@revamedical.com. The name or title of any specific recipient or group should be noted in the communication. Communications from stockholders are distributed by the Corporate Secretary to the Board or to the committee or director(s) to whom the communication is addressed, however the Corporate Secretary will not distribute items that are unrelated to the duties and responsibilities of the Board, such as spam, junk mail and mass mailings, business solicitations and advertisements, and communications that advocate the Company’s engaging in illegal activities or that, under community standards, contain offensive, scurrilous, or abusive content.

Identification and Evaluation of Nominees for Directors

Our nominating and corporate governance committee uses a variety of methods for identifying and evaluating nominees for director. The committee regularly assesses the appropriate size and composition of the Board, the needs of the Board and the respective committees of the Board, and the qualifications of candidates in light of these needs. Candidates may come to the attention of the committee through stockholders, management, current members of the Board, or search firms. The evaluation of these candidates may be based solely upon information provided to the nominating and corporate governance committee or may also include discussions with persons familiar with the candidate, an interview of the candidate or other actions the nominating and corporate governance committee deems appropriate, including the use of third parties to review candidates.

Director Independence

In accordance with our corporate governance guidelines, the majority of our Board members are independent directors. Our Board considers that a director is independent when the director is not an officer or employee of the Company or its subsidiaries, does not have any relationship which would, or could reasonably appear to, materially interfere with independent judgment, and otherwise meets the independence requirements under the rules of the ASX, SEC, and NASDAQ. Our Board has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly.

Based on this review, our Board has determined that:

•	Dr. Ross A. Breckenridge, R. Scott Huennekens, Anne J. Keating, Gordon E. Nye, and Robert B. Thomas are considered to be independent directors under the rules of the ASX, SEC, and NASDAQ;
•

Brian H. Dovey is considered to be an independent director under the rules of the SEC and NASDAQ, but is not considered to be independent under ASX standards as he is a principal of a firm that has held between 8.6 and 11.1 percent of the Company’s outstanding common stock; and,

•

Robert B. Stockman is not considered to be independent. Mr. Stockman resigned as our chief executive officer on September 18, 2015. Under ASX, SEC, and NASDAQ rules, a director is not independent until three years after such employment terminates.

There are no family relationships among our directors and officers, nor are there any arrangements or understandings between any of our directors or officers or any other person pursuant to which any director or officer was, or is, to be selected as a director or officer.

Board Leadership Structure

Although Mr. Dovey is not considered to be independent by ASX standards, the Board considers his appointment as Chairman of the Board to be in the best interest of our Company and our Stockholders. The ASX Corporate Governance Principles and Recommendations provide guidance on corporate governance practices, including director independence, but are not binding rules or regulations. Mr. Dovey possesses detailed and in-depth knowledge of the issues, opportunities, and challenges facing the Company, and we believe he is the person best positioned to develop agendas that ensure the Board’s time and attention is focused on the most critical matters. Further, our Board believes that his decisive leadership ensures clear accountability and enhances our ability to communicate our message and strategy clearly and consistently to stockholders, employees, customers, and suppliers.

The Board’s Role in Risk Oversight

Our Board’s role in risk oversight includes receiving reports from members of management on a regular basis regarding material risks faced by the Company and applicable mitigation strategies and activities, at least on a quarterly basis. The reports cover the critical areas of development, regulatory and quality affairs, intellectual property, clinical development, operations, sales and marketing, and legal and financial affairs. Our Board and its committees consider these reports, discuss matters with management, and identify and evaluate any potential strategic or operational risks and appropriate activities to address those risks.

We have adopted a risk management policy that sets out how we identify, assess, and manage risk in business operations, a copy of which is available in the “Investors ─ Corporate Governance” section of our website at www.revamedical.com.

Compensation Committee Interlocks and Insider Participation

No member of our compensation committee has at any time been our employee with the exception of Gordon E. Nye who served as our chief executive officer from 2001 to 2003. Except as set forth herein, none of our executive officers serves, or has served during the last fiscal year, as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of our Board or our compensation committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of the common stock and other equity securities of our Company. Officers, directors, and greater than ten percent beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file. Based solely upon information furnished to us and contained in reports filed with the SEC, as well as any written representations that no other reports were required, we believe that all required reports were timely filed during 2016, except for Senrigan Master Fund, which inadvertently failed to file a Form 4 for two transactions and which were subsequently reported on a Form 5.

Australian Disclosure Requirements

Because we are listed on the Australian Securities Exchange (the “ASX”), we are required to comply with various disclosure requirements as set out in the ASX Listing Rules. The following information is provided to comply with the ASX Listing Rules and is not intended to fulfill SEC information required by Part III of Form 10-K.

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

Top 20 CDI Holders as of February 15, 2017

Following are the top 20 holders of our CDIs on February 15, 2017 (does not include common stock holdings):

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

The following table provides a list of the top 20 holders of our securities as of February 15, 2017, taking into account securities held in the form of both common stock and CDIs and prepared on the assumption that all CDIs are held as common stock. Related but separate legal entities are not aggregated for the purposes of the table below.

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

The skills, experience, expertise, diversity, independence, and related information for each of our directors holding office as of February 15, 2017 are set forth previously in this Form 10-K.

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

Recommendation 2.2 — Establish and disclose a board skills matrix setting out the mix of skills and diversity the board currently has or is looking to achieve

The Nominating and Corporate Governance Committee of the Board is responsible for developing and recommending the mix of skills and diversity for Board and committee members. The committee continually assesses the needs of the Company and the current mix of skills provided by Board members. While the Company has been, and continues to be, in a pre-revenue stage, the skill mix of the Board has been focused on the needs of a pre-revenue company. As the Company prepares for commercialization, a formal skills matrix is anticipated to be developed in 2017.

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

The composition and tenure of the members of the Board as of December 31, 2016, as well as each member’s independence status during 2016, is set forth previously in this Amendment. No changes occurred between December 31, 2016 and April 20, 2017.

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

The Committee comprises three members, who are Mr. Nye (Chair), Mr. Dovey, and Mr. Thomas. Mr. Nye and Mr. Thomas are both considered to be independent for ASX purposes; however, Mr. Dovey is not considered to be independent for ASX purposes but is considered independent under SEC rules. The Compensation Committee consists of a majority of independent directors and is also chaired by an independent director. The Committee held one formal and numerous informal meetings during 2016. All Committee members attended all meetings.

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

Item 11. Executive Compensation

The following discussion and analysis of compensation arrangements is designed to provide stockholders with an understanding of our compensation philosophy and objectives, as well as an overview of the analyses that we performed in setting executive compensation. It discusses the compensation committee’s determination of how and why, in addition to what, compensation actions were taken for the year ended December 31, 2016 for each person serving as our chief executive officer and our chief financial officer, as well as for our three other most highly compensated executive officers during 2016 (the “named executive officers”), all of whom were employed as of December 31, 2016, who were as follows:

•	Regina E. Groves, our Chief Executive Officer (age 58);
•	Katrina L. Thompson, our Chief Financial Officer and Secretary (age 58);
•	Jeffrey A. Anderson, our Senior Vice President, Clinical and Regulatory Affairs (age 50);
•	Richard M. Kimes, our Senior Vice President, Operations (age 55); and
•	Robert K. Schultz, Ph.D., our President and Chief Operating Officer (age 61).

This discussion contains forward-looking statements that are based on our current plans, considerations, expectations, and determinations regarding our business objectives and anticipated achievement under existing and future compensation programs. Actual compensation programs that we may adopt in the future may differ materially from currently planned programs as summarized in this discussion.

Compensation Discussion and Analysis

Overview of Executive Compensation Program

Our compensation committee oversees our executive compensation program and determines executive compensation. Our compensation program is intended to align the interests of our executive officers with those of our stockholders by rewarding performance for the achievement of goals as established by the compensation committee. Our compensation approach for 2016 was tied to our pre-revenue stage and performance goals were set with the objective of advancing our product toward commercialization and, thereby, increasing stockholder value. Our compensation approach for 2017 is tied to successfully commercializing our first product, adequately capitalizing the Company, expanding our clinical trials, and sourcing feasible follow-on products for development and commercialization.

In an effort to ensure our 2016 executive compensation practices were comparable to those of similar public medical device companies, the compensation committee engaged Radford, an Aon Hewitt Company (“Radford”), an independent compensation consultant, to provide compensation advisory services that included the following:

•	an assessment of our executive compensation philosophy and plan structures and objectives;
•	a review and update of our peer group of companies for compensation comparison purposes;
•	a review of market practices related to short-term cash incentive plans and long-term equity and other incentive trends in the medical device industry;
•	the collection of competitive compensation levels for each of our executive positions;
•	an assessment of our executives’ base salaries, cash bonuses, and equity compensation levels;
•	a review of our equity compensation strategy, including the development of award guidelines; and,
•	a review of broader equity trends, including burn rate, share overhang, and share allocation.

The compensation committee oversees, reviews, and approves all compensation programs, initiatives, and decisions relating to our executives. Our compensation program is designed to attract and retain talented employees, to motivate them to achieve our key financial, operational, and strategic goals, and to reward them for superior performance. As we commercialize our first product, add to our senior management team, and continue product development, we expect that the specific direction, emphasis, and components of our executive compensation program will continue to evolve. During 2016, the objectives of the compensation program included:

•	a program structure to attract and retain highly qualified executive officers;
•	guiding principles, including a comparative peer group and targeted market positioning for compensation elements;

•	alignment of executive compensation, individually and as a team, to the long‑term interests of stockholders by rewarding performance for achievements; and,
•	program flexibility to permit the accommodation of appropriate individual circumstances.

Compensation Process

Our compensation committee is responsible for establishing our compensation philosophy and setting the compensation levels for our executives, including base salaries, cash bonuses, and equity‑based incentive awards. To assist the compensation committee in their executive compensation evaluations, our chief executive officer prepares a report at the beginning of each fiscal year recommending base salaries, bonus targets, and equity‑based incentive awards for each executive officer. In addition to this report, our compensation committee considers market compensation data presented by Radford. The compensation committee in its sole discretion may accept or adjust the compensation recommendations it is provided. No executive officer is allowed to be present at the time his or her compensation is being discussed or determined by the compensation committee.

Benchmarking

As part of Radford’s advisory services to the compensation committee, Radford recommended a “peer” group, comprising 23 medical device or medical technology companies, for purposes of benchmarking our compensation program in 2016. Each member of the peer group was selected based on an evaluation of the nature and location of its operations, number of employees, revenues and revenue growth, operating income or loss, outstanding securities, and market capitalization. Since we are a pre-revenue stage company and have not yet generated revenue or operating income, the selection of peer companies focused on those with annual revenues less than $100 million and a market capitalization less than $300 million. The following companies comprised our peer group for 2016:

Atricure	Harvard Bioscience	STAAR Surgical Company
CareDx	iCAD	SurModics
Cerus	Intersect ENT	Tandem Diabetes Care
CryoLife	IRIDEX	TearLab
Cutera	LeMaitre Vascular	Utah Medical Products
Entellus Medical	Misonix	Vascular Solutions
GenMark Diagnostics	Ocular Therapeutix	Veracyte
Hansen Medical	Sientra

The compensation committee reviewed market data made available by Radford to benchmark our executive compensation relative to the peer group. The compensation committee used this data to evaluate whether our executive compensation levels, including base salary and incentive awards, were within industry norms.

During the fourth quarter of 2016, the compensation committee analyzed updated market data with the assistance of Radford and made a determination to revise the Company’s peer group for 2017. Each member of the revised peer group was selected based on the same criteria used for the 2016 peer group, with emphasis on companies as similar to REVA as possible, except the criteria for market capitalization was revised to focus on companies between $150 million and $1 billion in market capitalization, reflective of our progress toward commercialization. As a result of the updated analysis, the following companies comprise our peer group for 2017:

Atricure	GenMark Diagnostics	STAAR Surgical Company
Cardiovascular Systems	Intersect ENT	SurModics
Cerus	IRIDEX	Tandem Diabetes Care
CryoLife	LeMaitre Vascular	Utah Medical Products
Cutera	Ocular Therapeutix	Vascular Solutions
Endologix	Sientra	Veracyte
Entellus Medical

Determination of Executive Compensation

In setting compensation for our executive officers, our compensation committee’s philosophy is to consider market levels of compensation, an executive’s contributions and responsibilities, and the goals and overall progress of the Company. Compensation for this purpose comprises total cash compensation, which includes base salary and annual cash bonus consideration, and long-term equity incentives. During 2016, with the assistance of Radford, the compensation committee measured our executives’ compensation against the peer group for 2016, generally targeting compensation between the 25th and 75th percentile of market.

In addition to market benchmarking, the compensation committee reviews the compensation recommendations of our chief executive officer (other than with respect to determining her own compensation), considers the Company’s overall performance and each executive’s individual contributions during the prior fiscal year, as well as each individual’s annual performance reviews based on achievement of annual goals. With respect to new hires, our compensation committee considers an executive’s background and historical compensation in lieu of prior year performance.

Components of Executive Compensation

Our current executive compensation program consists of the following components:

•	base salary;
•	performance-based cash bonus awards;
•	equity‑based incentives; and,
•	other benefits.

We combine these elements in order to formulate compensation packages that provide competitive pay; reward achievement of financial, operational, and strategic objectives; and, align the interests of our named executive officers with those of our stockholders.

Base Salary:  We provide our executive officers with a base salary to compensate them for the services they provide to the Company. In setting base salaries, our compensation committee considers the executive’s position, our success in achieving prior year corporate goals, the individual’s responsibilities, contributions, and performance during the prior year, relevant market data, and benchmark levels. The evaluations and recommendations proposed by our chief executive officer are also considered. Our compensation committee evaluates and sets base salaries following annual performance evaluations, as well as upon a promotion or other change in responsibility. We expect our compensation committee to continue these policies going forward.

For the year ended December 31, 2016, although our named executive officers had successfully achieved prior year personal and corporate goals and had continued to successfully carry out their responsibilities, our compensation committee determined to keep base salaries unchanged from the prior year, based on the recommendation of the chief executive officer, so that additional funds could be available for non-executive employee salaries. For 2017, the compensation committee determined to increase the base salaries of the named executive officers between three and five percent from the 2015 levels, based on general economic trends, rather than performance or market data.

Following are the 2015, 2016, and 2017 base salaries for our named executive officers:

Name and Title	2015/2016 Base Salary	2017 Base Salary

Regina E. Groves, Chief Executive Officer	$395,000	$414,900
Katrina L. Thompson, Chief Financial Officer and Secretary	284,000	298,300
Jeffrey A. Anderson, SVP, Clinical and Regulatory Affairs	283,000	291,500
Richard M. Kimes, SVP, Operations	250,000	257,500
Robert K. Schultz, Ph.D., President and Chief Operating Officer	349,000	359,500

Performance-Based Cash Bonuses:  To help align each executive officer’s efforts with the Company’s operational, financial, and strategic goals, we have utilized a combination of discretionary bonuses and defined programs for cash bonuses. In considering and awarding cash bonuses, our compensation committee considers the executive officer’s position and individual responsibilities, contributions and accomplishments, and performance. The committee also evaluates the Company’s success in achieving corporate goals, relevant market data, and benchmark levels. The recommendations proposed by our chief executive officer are also considered.

The Company’s approach, however, is to ensure individual incentive payments will not be considered an entitlement. As a provision of her employment offer, Ms. Groves was guaranteed 50 percent of her bonus potential for 2016. None of the other executive officers were guaranteed bonuses.

For the year ended December 31, 2016, the compensation committee established a bonus program for the named executive officers; we had awarded bonuses on a discretionary basis for 2015. The 2016 bonus program was primarily based on the Company’s goals to complete clinical enrollments, submit for European CE Marking of the Fantom scaffold, and finalize preparations for commercial operations. Metrics related to these goals were defined at the beginning of 2016 and assigned individual weighting. Achievement of goals was measured each quarter, with final measurement at December 31, 2016. Bonus payout was scheduled for the first quarter of 2017. Each goal was assigned a target performance metric, as well as a minimum and maximum value. Achievement at target would result in earning 100 percent of that goal’s bonus value; achievement of the minimum criteria would result in earning 85 percent and achievement of the maximum criteria would result in earning 110 percent of the goals’ bonus values.

Following is a summary of the Company’s 2016 bonus program goals, metrics, and the 2016 result by metric:

Company Goal	Weight	2016 Achievement

Completion of FANTOM II Trial Enrollment	10%	11%
CE Mark Submission – Part 1	15%	16.5%
CE Mark Submission – Part 2	15%	16.5%
Qualitative Assessment of CE Mark Submission	15%	15%
Commercial Manufacturing Capacity	10%	10%
Efficiency of Manufacturing Processes	10%	8.5%
Commercial Readiness of Product	10%	10%
Commercial Readiness of Systems	10%	10%
Quantitative Assessment of Quality Audits	5%	5.5%

Total Program Metrics	100.0%	103.0%

The 2016 Company goal achievement result applied universally to all executives; however, each executive was assigned an individual bonus target level, stated as a percent of base salary, to which the goal achievement applied.

At its meeting on February 1, 2017, the compensation committee determined to continue a bonus program for the named executive officers, similar in structure with defined company goals, weighting, and target, minimum, and maximum potential for each goal. The compensation committee also considered and set the 2017 individual bonus target levels at that meeting.

Following is a summary of the 2016 bonus program and the 2017 individual bonus targets:

	2016 Bonus Program			2017 Bonus Program
Name and Title	Bonus Target (% of Salary)	Amount at Target	Amount Earned	Bonus Target (% of Salary)	Amount at Target

Regina E. Groves Chief Executive Officer	40%	$158,000	$162,740	50%	$207,450

Katrina L. Thompson Chief Financial Officer and Secretary	30%	85,200	87,756	35%	104,405

Jeffrey A. Anderson SVP, Clinical and Regulatory Affairs	30%	84,900	87,447	35%	102,025

Richard M. Kimes SVP, Operations	35%	83,435	85,939	35%	90,125

Robert K. Schultz, Ph.D. President and Chief Operating Officer	30%	104,700	107,841	35%	125,825

Equity‑Based Incentives:  In addition to base salary, we provide long‑term equity‑based incentives to our executives. These equity-based awards generally consist of options to purchase shares of our common stock, and in some cases, shares of restricted stock or restricted stock units (“RSUs”). We believe that equity-based incentives help further our compensation objectives by encouraging our executives to remain with us through at least the vesting period for these awards and providing them with an incentive to continue to focus on our long‑term financial performance and to build stockholder value.

Historically, our executive officers have received grants of equity awards at the time of hire or promotion, on an annual basis, and occasionally on an ad‑hoc basis. The grants of equity awards are made in accordance with our 2010 Equity Incentive Plan, as amended (the “2010 Plan”).

During the year ended December 31, 2016, our Board granted equity-based incentives to our named executive officers as follows:

•	Regina E. Groves, Chief Executive Officer – options to purchase 330,000 shares of common stock (subject to vesting over a 4-year period).
•	Richard M. Kimes, SVP, Operations – options to purchase 100,000 shares of common stock (subject to vesting over a 4-year period).

No equity-based incentives were awarded to Ms. Thompson, Mr. Anderson, or Dr. Schultz during 2016 because option grants and RSU awards to them in March 2015 were performance-based and designed to vest over a two-year period that would align with the Company’s timelines for commercialization and listing of its securities on a U.S.-based stock exchange. Through December 31, 2016, two of the option milestones had been achieved for total vesting of 65 percent; none of the RSU milestones had been achieved and, therefore, no RSUs had vested. The vesting schedule is as follows:

Performance Milestone	Stock Option Vesting	RSU Vesting

Enrollment of 110 patients in Cohort B of the FANTOM II clinical trial	30%	—
Listing of the Company’s stock on NASDAQ	—	30%
Submission of application for CE Mark of Fantom (RSUs vest only after a NASDAQ listing)	35%	35%
Cumulative revenue from Fantom sales of $5 million	35%	35%

We plan to continue to grant equity incentive awards, including stock options, restricted stock, and/or restricted stock units, to our executive officers upon hire, following promotions, and on an annual or occasional basis. The guidelines for initial grants are based on the executive’s position and the guidelines for annual grants are designed to partially replace the number of equity awards initially granted to the executive at hiring that vest after one year. For new hires, we also will consider the executive’s background and historical compensation when determining the equity incentive to grant or award. The actual number of options or shares of stock for an executive may be higher or lower than these guidelines, based on individual performance or extraordinary achievements.

Stock and Option Grant Practices:  All equity awards to our employees, consultants, and directors have been granted at no less than the fair market value on the date of the award or grant. The amount of realizable value related to such grants and awards is determined by our stock price following the dates of vesting and, therefore, will be determined by our financial performance in the time after award but prior to vesting. Whether the stock price moves up or down shortly after an award date is largely irrelevant for purposes of the equity awards.

The exercise price of any option grant and the value of any restricted stock or RSU award are determined by reference to the fair market value of the underlying shares, which the 2010 Plan defines as the closing price of our common stock. The closing price of our common stock is calculated in U.S. dollars based on the closing price of our CDIs traded on the ASX on the date of grant or award. However, because options have been, and will continue to be, granted at fair market value, such options only have cash value to the holder to the extent that the price of our common stock increases during the term of the option. Restricted stock awards and RSUs generally have cash value equal to the current stock price.

All vesting of equity-based incentive awards is subject to continued service to the Company. Certain stock options were granted that allow immediate exercise; any common stock issued upon exercise of those stock options is subject to a lapsing right of repurchase until fully vested. All options have a 10‑year term; the RSUs awarded in 2015 have a five-year life. Additional information regarding accelerated vesting prior to, upon, or following a change in control is discussed below under “Potential Payments upon Termination or Change in Control.”

Severance and Change of Control Benefits

We have entered into employment agreements that require specific payments and benefits to certain executive officers in the event their employment is terminated following a change of control or in the event their employment is terminated without cause or by the executive for good reason. See “Employment Agreements” below.

Other Benefits

In order to attract and retain qualified individuals and pay market levels of compensation, we have historically provided, and will continue to provide, our executives with the following benefits:

•	Health Insurance – We provide each of our executives and their spouses and children the same health, dental, and vision insurance coverage that we make available to our other eligible employees.
•	Life and Disability Insurance – We provide each of our executives with the same life and disability insurance as we make available to our other eligible employees.
•

Pension Benefits – We do not provide pension arrangements or post‑retirement health coverage for our executives or employees. Our executives and other eligible employees may participate in our 401(k) defined contribution plan. We currently provide matching contributions equal to 25 percent of an employee’s deferral amount, to a maximum four percent of the employee’s salary, to the statutory limits.

•	Nonqualified Deferred Compensation – We do not provide any nonqualified defined contribution or other deferred compensation plans to any of our employees.
•

Perquisites – We limit the perquisites that we make available to our executive officers. Our executives are entitled to relocation expenses on their initial hire and other benefits with de minimis value that are not otherwise available to all of our employees.

Employment Agreements

Regina E. Groves:  In August 2015, we entered into an employment agreement with Ms. Groves to serve as our chief executive officer. Ms. Groves’ offer letter provided for, among other things:  (i) an annual base salary, subject to annual review; (ii) eligibility to participate in the Company’s bonus plan, with half of her 2016 bonus guaranteed, provided employment continued through December 31, 2016; (iii) award of options to purchase shares of our common stock at an exercise price equal to the fair market value on the grant date; (iv) reimbursement for monthly expenses of up to $3,000 for commuting and up to $3,000 for housing in San Diego until such time as Ms. Groves relocates from her residence in Minnesota to San Diego, California; (v) moving allowance of $50,000, provided relocation occurs prior to receipt of CE Mark on Fantom (during 2016, the compensation committee extended this timeframe to June 1, 2017);  (vi) reimbursement of pre-employment legal fees of up to $7,500; and (vii) four weeks of paid vacation annually. In the event Ms. Groves’ employment is terminated Without Cause or if she resigns for Good Reason (both as defined in the employment agreement), we will pay Ms. Groves severance equal to (i) 12 months of base salary and (ii) continuation in our medical and dental insurance plans for 12 months. The offer letter also provides immediate vesting of all stock options upon a Change in Control (as defined in the employment agreement).

Katrina L. Thompson:  In October 2010, we entered into an employment offer letter with Ms. Thompson to serve as our Chief Financial Officer. Ms. Thompson’s offer letter provides for, among other things:  (i) an annual base salary subject to annual review; (ii) eligibility to participate in the Company’s bonus plan; and, (iii) award of options to purchase shares of our common stock at an exercise price equal to the fair market value on the grant date. In the event Ms. Thompson’s employment terminates, any options exercised prior to vesting that have not become vested will be subject to a repurchase right by us at the lesser of cost or fair market value. In addition, in the event Ms. Thompson’s employment is terminated Without Cause or if she resigns for Good Reason (both as defined in the employment offer letter), we will pay Ms. Thompson severance equal to (i) six months of base salary and (ii) continuation in our medical and dental insurance plans for six months.

Jeffrey A. Anderson:  In February 2011, we entered into an employment offer letter with Mr. Anderson, to serve as our Vice President of Clinical and Regulatory Affairs (Mr. Anderson was promoted to Senior Vice President in December 2013). Mr. Anderson’s offer letter provides for, among other things:  (i) an annual base salary subject to annual review; (ii) eligibility to participate in the Company’s bonus plan; and, (iii) award of options to purchase shares of our common stock at an exercise price equal to the fair market value on the grant date. In the event Mr. Anderson’s employment terminates, any options exercised prior to vesting that have not become vested will be subject to a repurchase right by us at the lesser of cost or fair market value. In addition, in the event Mr. Anderson’s employment is terminated Without Cause or if he resigns for Good Reason (both as defined in the employment offer letter), we will pay Mr. Anderson severance equal to (i) three months of base salary and (ii) continuation in our medical and dental insurance plans for three months.

Robert K. Schultz, Ph.D.:  In October 2010, we entered into an employment offer letter with Dr. Schultz to serve as our Chief Operating Officer. Dr. Schultz’s offer letter provides for, among other things:  (i) an annual base salary subject to annual review; (ii) eligibility to participate in the Company’s bonus plan; and, (iii) award of options to purchase shares of our common stock at an exercise price equal to the fair market value on the grant date. In the event Dr. Schultz’s employment terminates, any options exercised prior to vesting that have not become vested will be subject to a repurchase right by us at the lesser of cost or fair market value. In addition, in the event Dr. Schultz’s employment is terminated Without Cause or if he resigns for Good Reason (both as defined in the employment offer letter), we will pay Dr. Schultz severance equal to (i) six months of base salary and (ii) continuation in our medical and dental insurance plans for six months.

Compensation Committee Report

The compensation committee has reviewed and discussed this Compensation Discussion and Analysis with management and, based on such review and discussion, the compensation committee recommended to the Board that it be included in this Amendment No. 1 on Form 10-K/A.

By the Compensation Committee of the Board of Directors on April 20, 2017:

Gordon E. Nye (Chair)

Brian H. Dovey

Robert B. Thomas

2016 Summary Compensation Table

The following table presents the compensation provided during 2016 to our principal executive officer, our principal financial officer, and our three other most highly compensated officers who continued serving as executive officers as of December 31, 2016. We refer to these executive officers as our “named executive officers.”

Name & Principal Position	Year	Salary	Bonus	Stock or RSU Awards (1)	Option Awards (1)	Non-Equity Incentive Plan Comp	All Other Comp	Total Compen- sation

Regina E. Groves (2) Chief Executive Officer	2016 2015 2014	$ 395,000 94,952 —	$ — 39,500 —	$ — — —	$ 1,494,900 4,158,300 —	$ 162,740 — —	$75,266 (4) 28,476 (4) —	$ 2,127,906 4,321,228 —

Katrina L. Thompson Chief Financial Officer and Secretary	2016 2015 2014	284,000 283,054 275,185	— 90,000 240,000	— 604,164 —	— 97,850 151,900	87,756 — —	5,380 (5) 5,380 (5) 5,330 (5)	377,136 1,080,448 672,415

Jeffrey A. Anderson SVP, Clinical and Regulatory Affairs	2016 2015 2014	283,000 282,077 273,654	— 85,000 80,000	— 469,640 —	— 72,100 108,500	87,447 — —	5,380 (5) 5,380 (5) 5,330 (5)	375,827 914,197 467,484

Richard M. Kimes (3) SVP, Operations	2016 2015 2014	230,769 — —	— — —	— — —	436,000 — —	85,939 — —	2,308 (6) — —	755,016 — —

Robert K. Schultz, Ph.D. President and Chief Operating Officer	2016 2015 2014	349,000 347,904 337,106	— 100,000 110,000	— 630,432 —	— 144,200 217,000	107,841 — —	2,730 (7) 2,730 (7) 5,330 (7)	459,571 1,225,266 669,436

____________

(1)

Amounts do not reflect compensation received by our named executive officers. Rather, the amounts represent the aggregate grant date fair value of RSU and option awards. RSU values are determined by multiplying the ASX closing market price of our CDIs on the date of award, as converted to shares and U.S. dollars, by the number of units awarded. The fair value of stock options is determined using the Black-Scholes option model; for the assumptions used, see “Note 7 – Stock Based Compensation” of our notes to consolidated financial statements in the Form 10-K for the year ended December 31, 2016, as filed with the SEC.

(2)	Ms. Groves’ employment began September 23, 2015.
(3)	Mr. Kimes’ employment began January 18, 2016.
(4)

Consists of 401(k) matching contributions of $2,650 in 2016; phone allowance of $2,730 in 2016 and $656 in 2015; commuting and housing expense reimbursements of $69,886 in 2016 and $21,677 in 2015; and, legal fee reimbursements of $6,143 in 2015. For additional information regarding the commuting and living expense reimbursement, see “Employment Agreements – Regina E. Groves” above.

(5)	Consists of 401(k) matching contributions of $2,650, $2,650, and $2,600 in 2016, 2015, and 2014, respectively, and a phone allowance of $2,730 in each year.
(6)	Consists of 401(k) matching contributions.
(7)	Consists of 401(k) matching contributions of $2,600 in 2014 and a phone allowance of $2,730 in each year.

2016 Grants of Plan‑Based Awards

The following table describes the grants of plan-based awards made under our 2010 Equity Incentive Plan, as amended, to our named executive officers in 2016.

Name	Award Type	Grant Date	Estimated Future Payouts under Non-Equity Incentive Plan Award Targets (1)	Option Award: Number of Securities Under-lying Option	Exercise Price of Option Award (4)	Grant Date Fair Value (5) of Option Award

Regina E. Groves Chief Executive Officer	Options Cash Bonus	2/16/16 —	— $ 158,000	330,000 (2) —	$ 8.31 —	$ 1,494,900 —

Katrina L. Thompson Chief Financial Officer and Secretary	Options Cash Bonus	— —	— 85,200	— —	— —	— —

Jeffrey A. Anderson SVP, Clinical and Regulatory Affairs	Options Cash Bonus	— —	— 84,900	— —	— —	— —

Richard M. Kimes SVP, Operations	Options Cash Bonus	1/27/16 —	— 83,436 (3)	100,000 (2) —	7.90 —	436,000 —

Robert K. Schultz, Ph.D. President and Chief Operating Officer	Options Cash Bonus	— —	— 104,700	— —	— —	— —

____________

(1)

The target annual cash bonus awards are granted under our bonus program and are based on pre-established Company performance goals for 2016 for the named executive officers. For a discussion of the program and the achievement of the performance criteria, see our Compensation Discussion and Analysis section above. Actual amounts earned for 2016 bonuses are listed in the Summary Compensation table above.

(2)	Options vest over four years with 25% vesting on the first anniversary of the grant date and the remaining 75% vesting in equal monthly installments over the subsequent 36-month period.
(3)	Mr. Kimes’ bonus is prorated for 2016 from his January 18, 2016 date of hire to December 31, 2016.
(4)	The exercise price of stock options is set on the grant date and is not less than the ASX closing market price of our CDIs on the date of grant, as converted to shares and U.S. dollars
(5)

The grant date fair value of stock option is determined using the Black-Scholes option model; for the assumptions used, see “Note 7 – Stock Based Compensation” of our notes to consolidated financial statements in the Form 10-K for the year ended December 31, 2016, as filed with the SEC.

Outstanding Equity Awards at December 31, 2016

The following table (continued on the next page) comprises outstanding equity awards held by our named executive officers at December 31, 2016.

	Option Awards				Stock Awards
Name	# of Securities Underlying Unexercised Options Exercisable	# of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price (per share)	Option Expiration Date	Number of Shares or RSUs that have not Vested	Market Value (10) of Shares or RSUs that have not Vested

Regina E. Groves Chief Executive Officer	521,875 (5) 330,000 (6)	1,148,125 (5) —	$ 4.65 8.31	9/24/25 2/16/26	— —	$ — —

Katrina L. Thompson Chief Financial Officer and Secretary	71,425 (1) 190,000 (1) 84,500 (1) 25,000 (2) 70,000 (3) 30,875 (1)	— — — — — 16,625 (7)	1.40 11.00 5.80 5.10 3.80 4.00	11/20/18 10/21/20 7/17/22 1/14/23 1/20/24 3/9/25	5,000 (8) 151,800 (9)	39,435 1,197,247

Jeffrey A. Anderson SVP, Clinical and Regulatory Affairs	50,000 (1) 62,500 (1) 35,000 (2) 50,000 (3) 22,750 (1)	— — — — 12,250 (7)	13.70 5.80 5.10 3.80 4.00	3/15/21 7/17/22 1/14/23 1/20/24 3/9/25	118,000 (9)	930,666

Richard M. Kimes SVP, Operations	100,000 (4)	—	7.90	1/27/26	—	—

	Option Awards				Stock Awards
Name	# of Securities Underlying Unexercised Options Exercisable	# of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price (per share)	Option Expiration Date	Number of Shares or RSUs that have not Vested	Market Value (10) of Shares or RSUs that have not Vested
Robert K. Schultz, Ph.D. President and Chief Operating Officer	130,000 (1) 215,000 (1) 84,500 (1) 25,000 (2) 100,000 (3) 45,500 (1)	— — — — — 24,500 (7)	1.40 11.00 5.80 5.10 3.80 4.00	11/20/18 10/21/20 7/17/22 1/14/23 1/20/24 3/9/25	5,000 (8) 158,400 (9)	39,435 1,249,301

____________

(1)	Options were 100% vested as of December 31, 2016.
(2)	Options vest 25% on January 14, 2014 and in equal monthly installments for a period of 36 months thereafter.
(3)	Options vest 25% on January 20, 2015 and in equal monthly installments for a period of 36 months thereafter.
(4)	Options vest 25% on January 27, 2017 and in equal monthly installments for a period of 36 months thereafter.
(5)	Options vest 25% on September 24, 2016 and in equal monthly installments for a period of 36 months thereafter.
(6)	Options vest 25% on February 16, 2017 and in equal monthly installments for a period of 36 months thereafter.
(7)	Options vest upon $5 million in cumulative revenue from Fantom sales.
(8)	Restricted stock vests on January 14, 2017.
(9)

65% of the RSUs vest upon a listing of the Company’s securities on a U.S. stock exchange and 35% of the RSUs vest upon the later of:  (i) $5 million in cumulative revenue from Fantom sales or (ii) listing of the Company’s securities on a U.S. stock exchange.

(10)	Market value is calculated based on the ASX closing price of our CDIs on December 31, 2016, as converted to shares and U.S. dollars.

2016 Option Exercises and Vesting of Restricted Stock

The table below sets forth restricted stock awards that vested during 2016 for each of our named executive officers. During 2016, our named executive officers did not exercise any options and no RSUs vested. The value realized upon vesting of restricted stock awards is calculated by multiplying the number of shares shown as vesting in the table by the ASX closing market price of our common stock on the date of vesting, as converted to shares and U.S. dollars.

Name	Number of Shares Acquired on Vesting	Valued Realized on Vesting

Regina E. Groves, Chief Executive Officer	—	$ —

Katrina L. Thompson, Chief Financial Officer and Secretary	9,125	69,400

Jeffrey A. Anderson, SVP, Clinical and Regulatory Affairs	—	—

Richard M. Kimes, SVP, Operations	—	—

Robert K. Schultz, Ph.D., President and Chief Operating Officer	9,125	69,400

Potential Payments upon Termination or Change in Control

The following table describes the potential payments or benefits to our named executive officers under the arrangements discussed above, for various scenarios involving a change of control or termination of employment of each of our named executive officers, assuming a December 31, 2016 termination date. Please see the employment offer letters described in “Employment Agreements” for additional information.

Name	Base Salary	Health Insurance	Stock Option Vesting (2)	Total

Regina E. Groves, CEO Termination Without Cause Termination for Good Reason Qualifying Termination after Change of Control Change in Control, without Termination	$ 414,900 414,900 414,900 —	$ — (1) — (1) — (1) —	— — 3,716,480 (3) 3,716,480 (3)	$ 414,900 414,900 4,131,380 3,716,480

Katrina L. Thompson, CFO and Secretary Termination Without Cause Termination for Good Reason Qualifying Termination after Change of Control	149,150 149,150 —	3,505 3,505 —	— — —	152,655 152,655 —

Jeffrey A. Anderson, SVP, Clinical and Regulatory Affairs Termination Without Cause Termination for Good Reason Qualifying Termination after Change of Control	72,875 72,875 —	4,443 4,443 —	— — —	77,318 77,318 —

Richard M. Kimes, SVP, Operations Termination Without Cause Termination for Good Reason Qualifying Termination after Change of Control	— — —	— — —	— — —	— — —

Robert K. Schultz, Ph.D., President and COO Termination Without Cause Termination for Good Reason Qualifying Termination after Change of Control	179,750 179,750 —	7,663 7,663 —	— — —	187,413 187,413 —

____________

(1)

Per her employment agreement, Ms. Groves is entitled to 12 months of continuing medical and dental coverage; however, she currently has elected to waive participation in the Company’s medical and dental benefits.

(2)

Represents the value of shares of common stock subject to options that would accelerate upon a termination of the executive’s employment or a Change in Control. The amount is calculated as the spread value of the options subject to accelerated vesting on December 31, 2016, assuming a price per share of $7.887, calculated on the closing price of REVA’s common stock traded in the form of CDIs on the ASX.

(3)

Per Ms. Groves’ employment agreement, 1,670,000 options granted on September 24, 2015 shall immediately vest upon a Change in Control (as defined in the employment agreement). A total of 1,148,125 options with an exercise price of $4.65 per share remained unvested as of December 31, 2016.

Non‑Executive Director Compensation

In October 2010, our Board adopted our Independent Director Compensation Policy, pursuant to which non‑executive directors are compensated for their services on our Board. Prior to July 1, 2016, non-executive Directors earned the following fees as annual cash compensation under the policy:

•	a base fee of $35,000 for service during the year;
•	an additional fee of $5,000 to each committee chair for chair service during the year; and,
•	an additional fee of $15,000 to the Board chair for chair service during the year.

Following shareholder approval at our 2016 Annual Meeting, and effective July 1, 2016, our non-executive Directors earn the following fees as annual cash compensation under the policy:

•	a base fee of $40,000 for service during the year;
•

additional fees of $15,000 to the audit committee chair, $10,000 to the compensation committee chair, and $7,500 to the nominating and corporate governance committee chair; all such fees are for chair service during the year;

•

additional fees of $7,500 to each audit committee member (other than the chair), $5,000 to each compensation committee member (other than the chair), and $3,750 to each nominating and corporate governance committee member (other than the chair); all such fees are for member service during the year;

•	an additional annual fee of $25,000 to the Board chair for chair service during the year.

The fees payable pursuant to the Independent Director Compensation Policy are payable quarterly within thirty days of the beginning of each quarter.

In addition, under the Independent Director Compensation Policy, each director may receive an annual equity award, either a grant of options to purchase shares of our common stock or an award of restricted stock units with the Board chair eligible to receive double the annual equity grant; grants and awards are at the discretion of the Board. Any such grant or award will be subject to stockholder approval in accordance with ASX Listing Rules. Any option grants to directors will have an exercise price per share determined at the fair market value on the date of grant. Any options granted during and prior to the year ended December 31, 2013, and any options granted to newly appointed Board members, vest over four years, with 25 percent of the options vesting one year from the date of the grant, and 75 percent of the options vesting in equal monthly installments over the subsequent 36‑month period. In January 2014, our Board revised the vesting policy such that any options granted in 2014 or after will vest in quarterly installments over a 12-month period beginning on the three month anniversary of the grant date. Options exercised prior to vesting, if any, will be subject to a repurchase right by us until fully vested at the lesser of cost or fair market value.

Each director is also entitled to be reimbursed for reasonable travel and other expenses incurred in connection with attending Board meetings and any committee meetings on which he or she serves as a committee member.

The following table presents compensation to our non-executive directors during the year ended December 31, 2016. Employee directors do not receive compensation for their services as directors.

Name	Board Fees Earned or Paid in Cash	Other Cash Payments	Option Awards (1)	RSU Awards (1)	Total

Dr. Ross A. Breckenridge	$ 39,375	$ —	$ 52,746	$ 52,038	$ 144,159
Brian H. Dovey	47,500	—	52,746	82,600	182,846
R. Scott Huennekens	47,500	—	52,746	52,038	152,284
Anne J. Keating	43,750	—	54,044	55,818	153,612
Gordon E. Nye	46,875	—	52,746	52,038	151,659
Robert B. Stockman	41,250	—	52,746	52,038	146,034
Robert B. Thomas	43,750	—	54,044	55,818	153,612

____________

(1)

Amounts do not reflect compensation received by our directors. Rather, the amounts represent the aggregate grant date fair value of option and RSU awards. The fair value of stock options is determined using the Black-Scholes option model; for the assumptions used, see “Note 7 – Stock Based Compensation” of our notes to consolidated financial statements in the Form 10-K for the year ended December 31, 2016, as filed with the SEC.

The following table presents the number of stock options granted and RSUs awarded under our 2010 Equity Incentive Plan, as amended, to our non-executive directors in accordance with ASX Listing Rule 10.14 following receipt of stockholder approval at each of our three most recent Annual Meetings. No RSUs were granted in 2014. All grants and awards were for nil consideration. Each option allows a director to purchase one share of our common stock and each RSU entitles a director to one share of our common stock upon vesting.

	Date of Stock Option Grant			Date of RSU Award		Total Equity
Name	May 12, 2014	May 27, 2015	May 25, 2016	May 27, 2015	May 25, 2016	Awards

Dr. Ross A. Breckenridge	—	30,000 (1)	11,800	15,000	6,300	63,100
Brian H. Dovey	15,000	—	11,800	15,000	10,000 (4)	51,800
R. Scott Huennekens	—	30,000 (1)	11,800	15,000	6,300	63,100
Anne J. Keating	15,000	—	11,800	15,000	6,300	48,100
Gordon E. Nye	15,000	—	11,800	35,000 (3)	6,300	68,100
Robert B. Stockman	—	70,000 (2)	11,800	50,000 (2)	6,300	138,100
Robert B. Thomas	15,000	—	11,800	15,000	6,300	48,100

____________

(1)	Initial option grants following appointment to Board.
(2)

Mr. Stockman was an executive board member through September 18, 2015; equity awards through that date were issued as employee awards that continue to vest as long as Mr. Stockman remains in service to the Board.

(3)

Mr. Nye was awarded 20,000 RSUs in addition to the annual non-executive director award as a result of his providing services to the Board in excess of standard Board requirements during the period August 2014 through January 2015.

(4)

As Board chair, Mr. Dovey is entitled to earn an annual cash chair fee of $25,000. The Board determined to award Mr. Dovey an additional 3,700 RSUs, which had a market value of $30,562 on the date of award, in place of the cash chair fee for the period July 1, 2016 to June 30, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table on the following page presents information about the beneficial ownership of our common stock (as converted and aggregated for any holdings in the form of CHESS Depositary Interests) as of April 20, 2017 by:

•	each stockholder known to beneficially own five percent or more of our stock (“principal stockholders”);
•	each of our directors;
•	each of our named executive officers; and,
•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned and the percentage ownership by a person or entity, shares of common stock subject to options, warrants, or other conversions held by that person or entity that are currently exercisable or exercisable within 60 days of April 20, 2017 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person or entity. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each beneficial owner named in the table has sole voting and investment power with respect to the shares set forth opposite such owner’s name, based on information provided to us by such stockholders. Except as otherwise indicated, the address of each stockholder is c/o REVA Medical, Inc., 5751 Copley Drive, San Diego, California 92111, U.S.A.

Name and Address of Beneficial Owner	Number of Shares of Common Stock (1)	Percent of Common Stock (1)

Principal Stockholders:
Senrigan Master Fund (2)	11,972,349	24.6%
Goldman Sachs International (3)	10,128,078	20.8%
Domain Partners (4)	3,698,688	8.6%
Elliott Associates, L.P. (5)	3,227,031	7.5%
Brookside Capital Partners Fund, L.P. (6)	2,965,022	6.9%
Saints Capital Everest, L.P. (7)	2,901,171	6.8%
Stephen Feinberg (8)	2,884,426	6.7%

Directors and Named Executive Officers:
Regina E. Groves (9)	1,239,734	2.8%
Katrina L. Thompson (10)	659,475	1.5%
Jeffrey A. Anderson (11)	261,750	*
Richard M. Kimes (12)	141.500	*
Robert K. Schultz, Ph.D. (13)	957,500	2.2%
Dr. Ross A. Breckenridge (14)	50,873	*
Brian H. Dovey (15)(16)	3,832,988	8.9%
R. Scott Huennekens (14)	48,100	*
Anne Keating (17)(18)	174,888	*
Gordon E. Nye (18)	994,585	2.3%
Robert B. Stockman (19)	3,091,362	7.1%
Robert Thomas (18)(20)	248,100	*

All directors and executive officers as a group (12 persons)	11,700,855	24.8%

____________

*	Indicates beneficial ownership of less than 1% of our shares of common stock
(1)

Number of shares owned as shown both in this table and the accompanying footnotes and percentage ownership is based on 42,851,477 shares of common stock (which is equivalent to 428,514,770 CDIs) outstanding on April 20, 2017.

(2)

Based on information contained in Schedule 13G filed on February 14, 2017, filed by Senrigan Capital Group Limited, a Hong Kong private company (“Senrigan Capital”), Senrigan Capital Management Limited (“SCM”), and Nick Taylor, each with respect to the Company’s common stock (“Shares”). Nick Taylor is the majority owner of SCM. Senrigan Master Fund is an investment vehicle managed by Senrigan Capital. By virtue of this relationship, Senrigan Capital, SCM and Mr. Taylor may be deemed to beneficially own the shares held by Senrigan Master Fund. The business address of the Senrigan Master Fund is Ugland House, Grand Cayman, KY-1104, Cayman Islands. The number of shares of common stock beneficially owned by Senrigan Master Fund includes 5,753,078 shares issuable on conversion of the Notes held by it.

(3)

Based on information contained in Schedule 13G filed on February 16, 2016. Goldman Sachs International is an operating unit of The Goldman Sachs Group, Inc. (“GSG”) and GSG may be deemed to beneficially own the securities held by Goldman Sachs International (together with GSG, the “GS Reporting Units”). The GS Reporting Units disclaim beneficial ownership of the securities beneficially owned by (i) any client accounts with respect to which the GS Reporting Units or their employees have voting or investment discretion or both, or with respect to which there are limits on their voting or investment authority or both and (ii) certain investment entities of which the GS Reporting Units act as the general partner, managing general partner, or other manager, to the extent interests in such entities are held by persons other than the GS Reporting Units. The address of Goldman Sachs International is c/o Goldman Sachs (Asia) L.L.C. 68th Floor, Cheung Kong Center, 2 Queen’s Road Central, Hong Kong. The number of shares of common stock beneficially owned by Goldman Sachs International includes 5,753,078 shares issuable on conversion of the Notes held by it.

(4)

The address of Domain Partners is One Palmer Square, Suite 515, Princeton, NJ 08542. 3,606,002 of the shares of common stock are held directly by Domain Partners V, L.P, 85,186 of the shares are held directly by DP V Associates, L.P., and 7,500 shares are held by Domain Associates LLC.  One Palmer Square Associates V, L.L.C. is the general partner of Domain Partners V, L.P. and DP V Associates L.P. The managing members of One Palmer Square Associates V, L.L.C. share voting and dispositive power with respect to the shares. The managing members of One Palmer Square Associates V, L.L.C. consist of James C. Blair, Brian H. Dovey, and Jesse I. Treu. Each of these individuals disclaims beneficial ownership except to the extent of their respective pecuniary interest therein.

(5)

The address of Elliott Associates, L.P. is 40 West 57th Street, 30th Floor, New York, NY 10019. Elliott Associates, L.P. has voting and dispositive power with respect to the shares. The general partners of Elliott Associates, L.P. are Paul E. Singer (“Singer”), Elliott Capital Advisors, L.P., a Delaware limited partnership (“Capital Advisors”), which is controlled by Singer, and Elliott Special GP, LLC, a Delaware limited liability company (“Special GP”), which is controlled by Singer.

(6)

The address of Brookside Capital Partners Fund, L.P. is John Hancock Tower, 200 Clarendon St., Boston, MA 02116. 2,783,204 of the shares are held directly by Brookside Capital Partners Fund, LP and 181,818 of the shares are held by Brookside Capital Trading Fund L.P.

(7)

The address of Saints Capital Everest, L.P. is 2020 Union Street, San Francisco, CA 94123. Saints Capital Everest, LLC is the general partner of Saints Capital Everest, L.P. and has voting and dispositive power with respect to the shares. The managing members of Saints Capital Everest, LLC consist of Scott Halsted, Ken Sawyer, and David Quinlivan. Each of these individuals disclaims beneficial ownership except to the extent of their respective pecuniary interest therein.

(8)

The address for Stephen Feinberg is c/o Cerberus Capital Management, L.P., 875 Third Avenue, New York, NY 10022. Cerberus America Series Two Holdings, LLC holds 27,232 of the shares, Cerberus International, Ltd. holds 1,036,056 shares, Cerberus Partners, L.P. holds 436,491 shares, Cerberus Series Four Holdings, LLC holds 1,089,068 shares, and Gabriel Assets, LLC holds 295,579 shares (collectively, we refer to these five entities holding our securities as the “Cerberus Entities”). Stephen Feinberg, through one or more entities, possesses the sole power to vote and direct the disposition of all securities of REVA held by the Cerberus Entities.

(9)	Includes options to purchase 1,236,125 shares that are immediately exercisable.
(10)	Includes options to purchase 524,400 shares that are immediately exercisable.
(11)	Includes options to purchase 261,250 shares that are immediately exercisable.
(12)	Includes options to purchase 141,000 shares that are immediately exercisable.
(13)	Includes 5,000 shares held by the Schultz Family Trust. Also includes options to purchase 641,000 shares that are immediately exercisable.
(14)	Includes 6,300 RSUs and options to purchase 26,800 shares that are either immediately exercisable or vest within 60 days of April 20, 2017.
(15)

Includes 3,606,002 shares of common stock held by Domain Partners V, L.P., 85,186 shares of common stock held by DP V Associates, L.P., and 7,500 shares held by Domain Associates LLC. One Palmer Square Associates V, L.L.C. is the general partner of Domain Partners V, L.P. and DP V. Associates L.P. and has voting and dispositive power with respect to the shares. The managing members of One Palmer Square Associates V, L.L.C. consist of James C. Blair, Brian H. Dovey, and Jesse I. Treu. Mr. Dovey disclaims beneficial ownership except to the extent of his pecuniary interest therein.

(16)	Includes 10,000 RSUs and options to purchase 116,800 shares that are either immediately exercisable or vest within 60 days of April 20, 2017.
(17)

Includes 36,788 shares held by Stratford Gem Pty Ltd., as trustee for the Anne Keating Super Fund. Ms. Keating is the beneficial owner and has voting and dispositive power with respect to these shares.

(18)	Includes 6,300 RSUs and options to purchase 116,800 shares that are either immediately exercisable or vest within 60 days of April 20, 2017.
(19)

Includes 1,347,070 shares of common stock held by Kenneth Rainin Administrative Trust U/D/T Dated 3/26/1990 and 227,718 shares held by Mr. Stockman’s spouse Lisa Stockman. Mr. Stockman, along with Jennifer Rainin, are co-trustees of the Kenneth Rainin Administrative Trust U/D/T Dated 3/26/1990 and have voting and dispositive power with respect to these shares. Mr. Stockman disclaims beneficial ownership except to the extent of his pecuniary interest therein. Includes 268,235 shares of common stock held by Group Outcome Investors I, LLC. Includes 6,300 RSUs and options to purchase 946,100 shares that are either immediately exercisable or vest within 60 days of April 20, 2017.

(20)	Includes 110,000 shares held by the Robert Thomas Superannuation Fund. Mr. Thomas is the beneficial owner and has voting and dispositive power with respect to these shares.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Policy for Approval of Related Party Transactions

Pursuant to the written charter of our audit committee, the audit committee is responsible for reviewing and approving all transactions in which we are a participant and in which any parties related to us, including our executive officers, our directors, beneficial owners of more than five percent of our securities, immediate family members of the foregoing persons, and any other persons whom our Board determines may be considered related parties, has or will have a direct or indirect material interest. If advanced approval is not feasible, the audit committee has the authority to ratify a related party transaction at the next audit committee meeting. For purposes of our audit committee charter, a material interest is deemed to be any consideration received by such a party in excess of $120,000 per year.

In reviewing and approving such transactions, the audit committee shall obtain, or shall direct our management to obtain on its behalf, all information that the committee believes to be relevant and important to a review of the transaction prior to its approval. Following receipt of the necessary information, a discussion shall be held of the relevant factors if deemed to be necessary by the committee prior to approval. If a discussion is not deemed to be necessary, approval may be given by written consent of the committee. This approval authority may also be delegated to the Chair of the audit committee in respect of any transaction in which the expected amount is less than $250,000. No related party transaction may be entered into prior to the completion of these procedures.

The audit committee or its Chair, as the case may be, shall approve only those related party transactions that are determined to be in, or not inconsistent with, the best interests of us and our stockholders, taking into account all available facts and circumstances as the committee or the Chair determines in good faith to be necessary. These facts and circumstances will typically include, but not be limited to, the material terms of the transaction, the nature of the related party’s interest in the transaction, the significance of the transaction to the related party and the nature of our relationship with the related party, the significance of the transaction to us, and whether the transaction would be likely to impair (or create an appearance of impairing) the judgment of a director or executive officer to act in our best interest. No member of the audit committee may participate in any review, consideration, or approval of any related party transaction with respect to which the member or any of his or her immediate family members is the related party, except that such member of the audit committee will be required to provide all material information concerning the related party transaction to the audit committee.

Certain transactions with related parties will be subject to stockholder approval in accordance with ASX Listing Rules, including but not limited to, any issuances of securities to related parties.

Related Person Transactions

During our fiscal year ended December 31, 2016, there were no transactions, or currently proposed transactions, in which we were or are to be a participant involving an amount exceeding $120,000, and in which any related person had or will have a direct or indirect material interest, other than the compensation arrangements with directors and executive officers, which are described under the “Executive Compensation” section, and transactions under that certain Convertible Note Deed dated September 25, 2014, as amended, which has been approved by our shareholders in accordance with ASX Listing Rules.

Item 14. Principal Accounting Fees and Services

The following table presents the fees for professional services rendered to the Company by Grant Thornton LLP for audit of the Company’s financial statements and tax compliance for the years ended December 31, 2016 and 2015:

Type of Service	2016	2015

Audit Fees (1)	$ 349,000	$ 315,000
Audit-related Fees (2)	—	—
Tax Fees (3)	63,000	34,000

Total Fees	$ 412,000	$ 349,000

____________

(1)

Includes the integrated audit of our consolidated financial statements included in the Annual Reports on Form 10-K, reviews of Quarterly Reports on Form 10-Q, the audit of internal control over financial reporting, and the issuance of consents related to our Form S-8 filings.

(2)	We did not incur any assurance or related services in the past two years, other than those reported as “Audit Fees.”
(3)	Includes services related to tax compliance, including the preparation of tax returns, tax advice, and tax planning.

Policy Regarding Pre-Approval of Services Provided by the Independent Auditor

The audit committee has established an audit and non‑audit services compliance policy (the “Policy”) requiring pre‑approval of all audit and permissible non‑audit services performed by the independent auditor to monitor the auditor’s independence from the Company. The Policy provides for the annual pre‑approval of specific types of services and gives detailed guidance to management as to the specific services that are eligible for such annual pre‑approval and for all other permitted services. For all types of pre‑approval, the audit committee considers whether the provision of a non‑audit service is consistent with the SEC’s rules on auditor independence.

Additionally, the audit committee considers whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as its familiarity with the Company’s business, people, culture, accounting systems, risk profile, and other factors, and whether the service might enhance the Company’s ability to manage or control risk or improve audit quality.

All services require pre‑approval as set forth in the Policy and within the established guidelines prior to being provided by the independent auditor. In its review, the audit committee will also consider the relationship between fees for audit and non‑audit services in deciding whether to pre‑approve such services.

As provided under the Sarbanes‑Oxley Act of 2002 and the SEC’s rules, the audit committee has delegated pre‑approval authority to the chair of the audit committee to address certain requests for pre‑approval of services, and the chair must report his or her pre‑approval decisions to the audit committee at its next regular meeting. The Policy is designed to help ensure that there is no delegation by the audit committee of authority or responsibility for pre‑approval decisions to management. The audit committee monitors compliance by requiring management to report to the audit committee on a regular basis regarding the pre‑approved services rendered by the independent auditor. Management has also implemented internal procedures to promote compliance with the Policy.

The audit committee appointed Grant Thornton LLP for 2016 and selected them to serve as our independent auditor for the year ending December 31, 2017, subject to ratification by our stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Amendment:

1.	Financial Statements — The financial statements are included in the Original Filing.
2.	Financial Statement Schedules — All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
3.	Exhibits — The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Item 16. Form 10-K Summary

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

REVA Medical, Inc.

Dated: May 1, 2017	By:	/s/ Regina E. Groves
	Name:	Regina E. Groves
	Title:	Chief Executive Officer
(principal executive officer)

F-36

WEST\276427056.2

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

			8-K	000-54192	11/23/2011

10.7	Distribution Option Agreement, dated December 7, 2007, by and between REVA Medical, Inc. and Boston Scientific Corporation		S-1/A	333-168852	10/22/2010

10.8	First Amendment to Distribution Option Agreement, dated February 12, 2014, by and between REVA Medical, Inc. and Boston Scientific Corporation		10-K	000-54192	3/17/2014

10.9	Exclusive License Agreement Number 2 between Rutgers, The State University of New Jersey and REVA Medical, Inc. dated July 1, 2010**		10-Q	000-54192	11/9/2015

10.10	Amendment #2 to Exclusive License Agreement Number 2 between Rutgers, The State University of New Jersey and REVA Medical, Inc. effective July 1, 2010**		10-Q	000-54192	11/6/2014

10.11	Amendment #3 to Exclusive License Agreement #2 between Rutgers, The State University of New Jersey and REVA medical, Inc. dated July 1, 2010**		10-Q	000-54192	11/9/2016

10.12	Royalty and License Agreement between Integra/LifeSciences Corporation and REVA Medical, Inc. dated February 2, 2004**		S-1/A	333-168852	9/21/2010

10.13	2001 Stock Option/Stock Issuance Plan*		S-1	333-168852	8/13/2010

10.14	Form of Stock Option Agreement*		S-1	333-168852	8/13/2010

10.15	Form of Addendum to Stock Option Agreement*		S-1	333-168852	8/13/2010

10.16	2010 Equity Incentive Plan*		S-1/A	333-168852	10/22/2010

10.17	Form of Stock Option Agreement*		S-1/A	333-168852	11/12/2010

INDEX TO EXHIBITS

Filed
Exhibit		with this Form	Incorporated by Reference
Number	Description of Exhibits	10-K	Form	File No.	Date Filed
10.18	Form of Stock Option Agreement entered into with Robert Thomas and Anne Keating*		S-1/A	333-168852	11/12/2010

10.19	Form of Director and Officer Indemnification Agreement*		S-1	333-168852	8/13/2010

10.20	Director Compensation policy		10-K	000-54192	3/17/2014

10.21	Employment Agreement, dated October 21, 2010, by and between REVA Medical, Inc. and Robert Schultz*		S-1/A	333-168852	11/12/2010

10.22	Employment Agreement, dated October 21, 2010, by and between REVA Medical, Inc. and Katrina Thompson*		S-1/A	333-168852	11/12/2010

10.23	Employment Agreement, dated February 22, 2011, by and between REVA Medical, Inc. and Jeffrey Anderson*		10-K	000-54192	3/17/2014

10.24	Employment Agreement, dated September 21, 2015, by and between REVA Medical, Inc. and Regina E. Groves*		8-K	000-54192	8/21/2015

10.25	Employment Agreement, dated January 18, 2016 by and between REVA Medical, Inc. and Richard M. Kimes*		10-K	000-54192	3/10/2016

10.26	Convertible Note Deed dated September 25, 2014 by and between REVA Medical, Inc., Goldman Sachs International, and Senrigan Master Fund		DEF14A	000-54192	10/14/2014

10.27	First Amendment to Convertible Note Deed, dated February 11, 2016, by and among REVA Medical, Inc., Goldman Sachs International, and Senrigan Master Fund		DEF14A	000-54192	3/9/2016

10.28	Convertible Note Deed dated April 22, 2017, by and among REVA Medical, Inc. and Each Person set out in Schedule 1 and Schedule 2		8-K	000-54192	4/26/2017

10.29	Second Amendment to Convertible Note Deed and Subordination, dated April 22, 2017, by and among REVA Medical, Inc., Goldman Sachs International, and Senrigan Master Fund		8-K	000-54192	4/26/2017

10.30	Stock Repurchase Agreement, dated April 22, 2017, by and between REVA Medical, Inc. and Medtronic, Inc.		8-K	000-54192	4/26/2017

21.1	List of Subsidiaries		S-1	333-168852	8/13/2010

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm		10-K	000-54192	2/28/2017

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350		10-K	000-54192	2/28/2017

99.1	Section 13 of the ASX Settlement Rules		S-1/A	333-168852	10/22/2010

_______________________

*	Management Compensatory Plan or Arrangement
**	Confidential treatment has been granted with respect to certain portions of this exhibit.