Form 10-Q
period 2017-03-31
REVA Medical, Inc.
filed 2017-05-09
CIK 1496268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of May 1, 2017, a total of 42,851,477 shares of the registrant’s Common Stock, $0.0001 par value per share, were outstanding.

REVA MEDICAL, INC.

FORM 10-Q –– QUARTERLY REPORT

For the Quarter Ended March 31, 2017

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

PART I.  FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

REVA Medical, Inc.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	December 31,	March 31,
	2016	2017
Assets
Current Assets:
Cash and cash equivalents	$6,674	$1,710
Prepaid expenses and other current assets	472	469
Total current assets	7,146	2,179
Non-Current Assets:
Property and equipment, net	2,277	2,022
Other non-current assets	60	67
Total non-current assets	2,337	2,089
Total Assets	$9,483	$4,268

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable	$778	$753
Accrued expenses and other current liabilities	2,173	2,263
Convertible notes payable	91,655	83,517
Accrued interest on convertible notes payable	4,204	4,742
Total current liabilities	98,810	91,275
Long-Term Liabilities:
Other long-term liabilities	266	250
Total long-term liabilities	266	250
Total Liabilities	99,076	91,525

Commitments and contingencies (Note 7)

Stockholders' Deficit
Common stock ― $0.0001 par value; 100,000,000 shares authorized; 42,851,477 shares issued and outstanding at each of December 31, 2016 and March 31, 2017	4	4
Class B common stock ― $0.0001 par value; 25,000,000 shares authorized; no shares issued or outstanding	—	—
Undesignated preferred stock ― $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	299,641	300,606
Accumulated deficit	(389,238)	(387,867)
Total Stockholders' Deficit	(89,593)	(87,257)
Total Liabilities and Stockholders' Deficit	$9,483	$4,268

The accompanying notes are an integral part of these financial statements.

-  1  -

REVA Medical, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2016	2017
Operating Expense:
Research and development	$5,288	$3,964
General and administrative	2,193	2,102
Loss from operations	(7,481)	(6,066)
Other Income (Expense):
Interest expense	(505)	(591)
Gain (loss) on change in fair value of convertible notes payable and warrant liability	(32,764)	8,138
Other expense	(48)	(57)
Other income (expense):	(33,317)	7,490
Net Income (Loss) and Comprehensive Income (Loss)	$(40,798)	$1,424

Net Income (Loss) Per Common Share:
Basic	$(1.01)	$0.03
Diluted	$(1.01)	$(0.11)
Shares Used to Compute Net Income (Loss) per Share:
Basic	40,471,019	42,838,158
Diluted	40,471,019	54,344,314

The accompanying notes are an integral part of these financial statements.

-  2  -

REVA Medical, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2016	2017
Cash Flows from Operating Activities:
Net income (loss)	$(40,798)	$1,424
Non-cash adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	282	282
Loss on property and equipment disposal	—	43
Stock-based compensation	1,195	912
Interest on convertible notes payable	505	538
Gain (loss) on change in fair value of convertible notes payable and warrant liability	32,764	(8,138)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4	3
Other non-current assets	—	(7)
Accounts payable	280	(20)
Accrued expenses and other current liabilities	(226)	90
Other long-term liabilities	(44)	(16)
Net cash used for operating activities	(6,038)	(4,889)
Cash Flows from Investing Activities:
Purchases of property and equipment	(199)	(75)
Net cash used for investing activities	(199)	(75)
Cash Flows from Financing Activities:
Proceeds from issuances of common stock	11,415	—
Net cash provided by financing activities	11,415	—
Net increase (decrease) in cash and cash equivalents	5,178	(4,964)
Cash and cash equivalents at beginning of period	16,895	6,674
Cash and Cash Equivalents at End of Period	$22,073	$1,710

Supplemental Non-Cash Information:
Property and equipment in accounts payable at end of period	$29	$13
Adjustment to beginning accumulated deficit upon adoption of ASU 2016-09	$—	$53
Warrant liability transferred to equity upon exercise	$28,579	$—

The accompanying notes are an integral part of these financial statements.

-  3  -

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

We are a medical device company that is focused on developing and commercializing products for use in humans, utilizing our proprietary polymer technologies. On April 3, 2017, our first product was approved for sale under a CE Mark, which allows us to commercialize in Europe and other jurisdictions that recognize the CE Mark. The product is our Fantom scaffold, a drug-eluting bioresorbable stent used to treat coronary artery disease in humans. We expect to record initial sales during our second fiscal quarter of 2017. Prior to its approval, Fantom had been implanted in 247 patients in clinical trials conducted in eight countries outside the United States. We used the data from 117 of those patients at a six-month time point in our CE Mark application, which we submitted in 2016.

In December 2010 we completed an initial public offering (the “IPO”) of our common stock in Australia and registered with the U.S. Securities and Exchange Commission (“SEC”) and, consequently, became an SEC filer. Our stock is traded in the form of CHESS Depositary Interests (“CDIs”) on the Australian Securities Exchange (“ASX”); each share of our common stock is equivalent to ten CDIs. Our trading symbol is “RVA.AX.” Under an agreement with the holders of our convertible notes, we intend to pursue a listing of our common stock on NASDAQ or another exchange approved by the noteholders, with the expectation to be accepted for listing no later than June 30, 2018.

Basis of Presentation:  We have prepared the accompanying consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the SEC for reporting of interim financial information and, therefore, certain information and footnote disclosures normally included in annual financial statements have been omitted. Accordingly, these interim financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and with the audited financial statements and accompanying footnotes included in our Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2016.

Our consolidated financial statements include the accounts of REVA and our wholly owned subsidiary. All intercompany transactions and balances, if any, have been eliminated in consolidation.

These interim consolidated financial statements are unaudited; the consolidated balance sheet as of December 31, 2016 was derived from the Company’s audited financial statements included in our Form 10-K for the year ended December 31, 2016.

The interim financial statements have been prepared on the same basis as our annual financial statements and, in our opinion, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair statement of the results of these interim periods have been included.

The results of operations for the three-month period ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other interim period.

Liquidity:  As of March 31, 2017 we had a cash balance of $1,710,000, which represented less than three months of operating capital. On April 22, 2017, we entered into an agreement with one corporate and several institutional investors to provide ongoing funds for the Company’s operating and capital needs. Under the agreement, we received $21,300,000 net cash proceeds, before transaction costs, on May 4, 2017. An additional $11,200,000 is committed to be funded in June 2017 in a second closing of the financing, subject to approval by our shareholders, and up to an additional $7,500,000 may be raised and funded in the second closing, for a total of up to $40,000,000 net cash proceeds to the Company in exchange for issuance of up to $52,500,000 in convertible notes payable, issuance of up to 2,362,500 warrants, each to purchase one share of the Company’s common stock, and the repurchase of 1,732,260 shares of common stock for approximately $12,493,000 from one of the investors. Based on our current operating plans and projections, we believe the $21,300,000 cash received on May 4, 2017 will be sufficient to fund our operating and capital needs through at least the first quarter of 2018. The remaining committed funds, and uncommitted funds, if approved by shareholders and if received, would further extend this operating timeframe.

-  4  -

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.  Background and Basis of Presentation (continued)

In conjunction with the April 22, 2017 agreement, the holders of the convertible notes we issued in November 2014 agreed to eliminate their one-time option to redeem those notes on June 30, 2017 for face value plus accrued interest, a total of approximately $30,286,000, and we agreed to eliminate the provision that would have automatically converted those notes to equity upon a listing of our securities on a U.S. stock exchange. These changes to the 2014 convertible notes will take effect when, and if, we receive shareholder approval. The approval is being sought at our 2017 Annual Meeting, scheduled for May 31, 2017. Due to the timing of the shareholder vote and the related nature of the 2014 notes with the April 22, 2017 agreement, we do not anticipate using any portion of the $21,300,000 cash proceeds received on May 4, 2017 to redeem the 2014 notes.

Under the terms of the April 22, 2017 agreement, if we do not receive an aggregate of $30,000,000 in net cash proceeds by June 30, 2017, we would be in default of the agreement and the $33,800,000 convertible notes issued on May 4, 2017 could become immediately due and payable (a total of $33,800,000 convertible notes were issued in exchange for $33,800,000 gross cash proceeds, of which $12,493,000 is being used to repurchase 1,732,260 shares of our common stock, resulting in net cash proceeds of $21,300,000). Although committed investments under the agreement total $32,500,000, an excess of $2,500,000 to the minimum funding requirement, completion of the second closing to the agreement is subject to receipt of approval by our shareholders, which is also being sought at our 2017 Annual Meeting scheduled for May 31, 2017.

Our pre-revenue stage of operations and history of losses and cash outflows, combined with the magnitude of the redemption payments of our convertible notes, which could total approximately $64,515,000 if we are not successful in obtaining shareholder approvals as required by June 30, 2017 raise substantial doubt about our ability to continue as a going concern.

Although we have received CE Marking of our Fantom scaffold, are working to initiate commercial sales, and have arranged a financing to provide for our ongoing operating needs, until we generate revenue, and at a level to support our cost structure, we expect to continue to incur substantial operating losses and net cash outflows. Even if we do attain revenue, we may never become profitable and even if we do attain profitable operations, we may not be able to sustain profitability or positive cash flows on a recurring basis. Even if we are successful in completing our fundraising and in commercializing our products, we may need to raise further capital in the future to service our debt or fund our operations until the time we can sustain positive cash flows. There can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are acceptable to us. If we are unable to raise sufficient additional capital, we may be compelled to reduce the scope of our operations and planned capital expenditures or sell certain assets, including intellectual property assets.

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

Research and Development Costs:  We expense our research and development costs as incurred. These costs include salaries, employee benefits, laboratory supplies, consulting services, production materials and services, preclinical and clinical costs, technology license fees, laboratory equipment depreciation, facility costs, certain indirect costs, and the costs to commercially manufacture our Fantom scaffold prior to receiving the CE Mark regulatory approval. Following receipt of the regulatory approval, costs of commercial manufacturing will no longer be recorded as research and development.

-  5  -

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.  Background and Basis of Presentation (continued)

Recently Adopted Accounting Pronouncements:  We adopted ASU 2016-09, Stock Compensation: Improvements to Employee Share-Based Payment Accounting, effective January 1, 2017. ASU 2016-09 simplifies certain aspects of accounting for stock-based compensation, including the accounting for income taxes, the option to recognize forfeiture credits as they occur rather than as an estimate of future activity, and classifications in the statement of cash flows. Upon the adoption, we recorded a cumulative effect adjustment to our accumulated deficit of approximately $53,000, with a corresponding increase to additional paid-in capital, to reverse our forfeiture estimate for unvested awards. All forfeitures occurring after adoption will be recognized in the consolidated statement of operations in the reporting period in which they occur. We had no forfeitures during the three months ended March 31, 2017.

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

We carry our convertible notes payable at fair value. We carry our other financial instruments at amortized cost, which we consider to be reasonable estimates of their fair values due to their short-term nature and, therefore, do not provide their fair value information in the following table. These other financial instruments include cash and cash equivalents, accounts payable, and accrued expenses. Utilizing the lowest level inputs available under the measurement hierarchy, the fair values of our measured financial instruments, consisting only of liabilities, are as follows:

Level 3
(in thousands)
Fair Value of Liabilities at December 31, 2016:
Convertible notes payable	$91,655
Fair Value of Liabilities at March 31, 2017:
Convertible notes payable	$83,517

We had no Level 1 or Level 2 financial instruments through March 31, 2017.

Our Level 3 financial liabilities, which are recurring, consist of our convertible notes payable (the “Notes”) that we issued in November 2014. The fair values of the Notes were determined utilizing a least squares Monte Carlo simulation model. This model requires use of unobservable inputs that are determined by management, with the assistance of independent experts. These inputs represent our best estimates, but involve certain inherent uncertainties. We used the market value of the underlying stock, a life equal to the contractual life of the financial instrument, incremental borrowing rates and bond yields that correspond to instruments of similar credit worthiness and the instrument’s remaining life, an estimate of volatility based on the historical prices of our trading securities, and we made assumptions as to our abilities to test and commercialize our product(s), to obtain future financings when and if needed, and to comply with the terms and conditions of our Notes.

-  6  -

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

2.  Fair Value Measurements (continued)

A summary of the assumptions used to value the Notes is as follows:

	December 31,	March 31,
	2016	2017

Market price per share of common stock	$7.88	$7.26
Risk-free interest rate	2.0%	1.9%
Expected volatility of common stock	80.0%	65.0%
Expected life – years	2.87	2.62
Bond yield of equivalent securities	27.0%	26.9%

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

We recorded a total of $32,764,000 in unrealized losses and $8,138,000 in unrealized gains during the three-month periods ended March 31, 2016 and March 31, 2017, respectively, that arose from the change in fair value on our Level 3 financial liabilities. Our Level 3 fair value activity through March 31, 2017 is as follows:

Level 3
(in thousands)

Balance at December 31, 2016	$91,655
Gain on change in fair value of convertible notes payable	(8,138)

Balance at March 31, 2017	$83,517

3.  Convertible Notes Payable and Warrants to Purchase Common Stock

In November 2014, we issued 250 convertible notes payable, each with a face value of $100,000, for total cash proceeds of $25,000,000. The Notes are convertible at any time at the holders’ election into a total of 11,506,155 shares of common stock, which is a conversion rate of $2.17275 per share. The Notes mature on November 14, 2019, if not converted or redeemed earlier. Interest accrues on the Notes at the rate of 7.54 percent per annum, compounded annually, and is payable upon redemption or maturity; accrued interest is not payable or convertible upon conversion of the Notes. Effective March 22, 2016 upon the first amendment to the Notes and approved by our shareholders, the one-time option for holders to request cash redemption of the Notes for face value plus accrued interest was extended to June 30, 2017 and the conditions to automatic conversion were modified to be receipt of CE Marking on Fantom and a listing of our securities for trading on NASDAQ or another stock exchange acceptable to the noteholders. We entered into a second amendment to the Notes on April 22, 2017 that will, upon approval by our shareholders, eliminate both the one-time option for redemption on June 30, 2017 and the automatic conversion.

Following an analysis of the embedded and derivative features of the Notes upon their issuance in 2014, and a projection of the volatility of their effective interest rates under the cost method, we made an irrevocable election to utilize fair value accounting for the Notes. Management believed the fair value method of accounting would provide a more appropriate presentation of these liabilities than would be provided under the cost method. The fair values of the Notes as of December 31, 2016 and March 31, 2017 were calculated to be $91,655,000 and $83,517,000, respectively, higher than the unpaid principal balance of the Notes of $25,000,000. The increase of $23,807,000 and the decrease of $8,138,000 in the fair value of the Notes during the three months ended March 31, 2016 and 2017, respectively, were recorded as a loss and a gain, respectively, in the consolidated statement of operations.

Until they were exercised on February 12, 2016, we recorded the change in fair value of the warrants issued in November 2014 in the consolidated statement of operations. The loss on change in fair value for the period from January 1, 2016 to February 12, 2016 was $8,957,000.

-  7  -

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

4.  Balance Sheet Details

Property and Equipment and Accrued Expenses:  Components of our property and equipment and accrued expenses and other current liabilities are as follows:

	December 31,	March 31,
	2016	2017
	(in thousands)
Property and Equipment:
Furniture, office equipment, and software	$655	$650
Laboratory equipment	6,604	5,977
Leasehold improvements	2,412	2,412
	9,671	9,039
Accumulated depreciation and amortization	(7,394)	(7,017)
	$2,277	$2,022

Accrued Expenses and Other Current Liabilities:
Accrued salaries and other employee costs	$1,456	$1,607
Accrued operating expenses	519	500
Accrued use taxes and other	198	156
	$2,173	$2,263

5.  Income Taxes

We have reported tax net operating losses since our inception through March 31, 2017; therefore, no provision for income taxes has been recorded since our inception. The net operating tax loss carryforwards arising from our net losses may be available to offset future taxable income for income tax purposes; however, under Internal Revenue Code (“IRC”) Sections 382 and 383, use of the net operating tax loss carryforwards, as well as our research tax credit carryforwards, may be limited based on cumulative changes in ownership. We have established a valuation allowance against our net deferred tax assets due to the uncertainty surrounding the realization of those assets and we, therefore, have no deferred asset or liability balance for any reporting period. We periodically evaluate the recoverability of the deferred tax assets and, when it is determined that it is more-likely-than-not that the deferred tax assets are realizable, the valuation allowance will be reduced. Due to our valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

6.  Stock-Based Compensation

The Plan:  Our 2010 Equity Incentive Plan, as amended (the “Plan”), provides for grants of incentive and non-qualified stock options for purchase of our common stock at a price per share equal to the closing market price on the date of grant and for awards of restricted stock units and restricted stock, for which there is no consideration payable by the recipient. The number of shares reserved for issuance under the Plan may be increased annually by up to three percent of the outstanding stock of the Company and on January 1, 2017, an additional 1,285,544 shares were reserved for issuance under the Plan. An aggregate of 9,313,990 shares are reserved for issuance under the Plan as of March 31, 2017. All stock issuances under the Plan are made with new shares from our authorized but unissued common stock. The term of grants and awards under the Plan may not exceed ten years.

-  8  -

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

6.  Stock-Based Compensation (continued)

Employees, non-employee directors, and consultants are eligible to participate in the Plan. For purposes of determining stock-based compensation expense, we include non-employee directors with employees; we account for consultant compensation expense separately. Option activity under the Plan is as follows:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Balance at December 31, 2015	5,912,425	$6.46
Granted	570,100	$8.22
Cancelled	(106,834)	$10.81
Exercised	(247,499)	$4.04
Balance at December 31, 2016	6,128,192	$6.65
Granted	416,100	$7.72
Balance at March 31, 2017	6,544,292	$6.72

Vesting periods of stock and unit awards and option grants are determined by the Company’s board of directors. The majority of options granted by the Company vest over four years, with 25 percent vesting on the one-year anniversary of the vesting commencement date and 75 percent vesting in equal monthly installments thereafter. A majority of those options are exercisable at any time but, if exercised, are subject to a lapsing right of repurchase by us at the exercise price until fully vested. During March 2015, we granted a total of 316,000 options that vest based on certain performance milestones of the Company. We estimated the vesting term for each performance objective on the date of grant, and on each reporting date thereafter, based on our internal timelines and operating projections. Our estimates of vesting ranged from approximately nine to 30 months at the grant date in March 2015; we estimated the remaining vesting term to be 12 months as of December 31, 2016 and to be nine months as of March 31, 2017. A total of 65 percent of these options had vested as of March 31, 2017; unvested options of 12,250 were cancelled during the year ended December 31, 2016 and none have been cancelled in 2017.

During January 2013 and May 2013 we awarded 40,000 shares, and 47,500 shares, respectively, of restricted stock; 25 percent of each award vests on each annual anniversary date of the award. Through March 31, 2017, none of the restricted stock had been cancelled.

During March 2015, we awarded 824,200 restricted stock units (“RSUs”) to employees. These RSUs vest based on certain performance milestones of the Company. We estimated the vesting term for each performance objective on the award date, and on each reporting date thereafter, based on our internal timelines and operating projections. Our estimates of vesting ranged from approximately 21 to 30 months at the award date in March 2015; we estimated the remaining weighted average vesting term to be 8.1 months as of December 31, 2016 and to be 8.4 months as of March 31, 2017. None of these RSUs had vested as of March 31, 2017; a total of 118,000 of these RSUs were cancelled during the year ended December 31, 2016 and none have been cancelled in 2017.

During May 2016, we awarded 35,200 RSUs and during July 2016 we awarded 12,600 RSUs to non-employee directors; these RSUs vest on May 25, 2017. Each RSU entitles the recipient to one share of our common stock upon vesting. Through March 31, 2017, none of these RSUs had been cancelled.

During March 2017, we awarded 175,550 RSUs to employees; one-third of each award vests on each annual anniversary date of the award. Through March 31, 2017, none of these RSUs had been cancelled.

No tax benefits arising from stock-based compensation have been recognized in the consolidated statements of operations and comprehensive loss through March 31, 2017.

-  9  -

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

6.  Stock-Based Compensation (continued)

Grants and Awards to Employees:  We account for option grants, restricted stock awards, and RSU awards to employees based on their estimated fair values on the date of grant or award, with the resulting stock-based compensation recorded over the requisite service period on a straight-line basis. For the options and RSUs that vest upon performance milestones, we estimate the probability that the performance milestones will be met and record the related stock-based compensation expense. During the three months ended March 31, 2016, we determined that two of the three performance targets for our performance-based awards continued to be probable of being achieved and, therefore, we recorded straight-line quarterly expense of $344,000 for those awards only. During the three months ended June 30, 2016, we determined that all three of the performance targets were probable of being achieved, and, therefore, recorded cumulative expense for the third performance target during the second quarter of 2016. We continued to believe all three performance targets were probable of being achieved through March 31, 2017 and recorded straight-line quarterly expense of $128,000 for the awards during the three months ended March 31, 2017. Stock-based compensation arising from employee options and awards under the Plan is as follows:

	Three Months Ended
	March 31,
	2016	2017
	(in thousands)
Employee Stock-Based Compensation:
Research and development expense	$364	$162
General and administrative expense	791	750
	$1,155	$912

The fair value of restricted stock and RSU awards is equal to the closing market price of our common stock on the date of award. The fair value of options granted was estimated on the date of grant using the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2016	2017

Risk-free interest rate	1.6%	2.3%
Expected volatility of common stock	58.4%	66.2%
Expected life in years	6.25	6.25
Dividend yield	0%	0%

The assumed risk-free interest rate was based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected life of the option. The assumed volatility, through March 31, 2016, was calculated based on the historical market prices of a selected group of publicly traded companies considered to be our peers; we had used peer group data due to the fact that our historical trading data was limited. Beginning in 2017, we use our historical market prices; our securities began trading on our IPO date of December 23, 2010, which provides approximately 6.25 years’ history as of March 31, 2017. For options that vest based on passage of time, the expected option life was calculated using the simplified method under the accounting standard for stock compensation and a ten-year option expiration; we use the simplified method because we do not yet have adequate option activity history to establish a reasonable expected life. For options that vest based on performance achievements, the expected life was calculated based on the requisite service periods estimated by management and a ten-year option expiration. The expected dividend yield of zero reflects that we have not paid cash dividends since inception and do not intend to pay cash dividends in the foreseeable future. The options granted to employees during the three months ended March 31, 2017 had a weighted average grant date fair value of $4.78.

The aggregate intrinsic value of options exercised during the three months ended March 31, 2016 was $34,000; no options were exercised during the three months ended March 31, 2017.

-  10  -

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

7.  Commitments and Contingencies

We have licensed certain patents and other intellectual property rights related to the composition and coating of our scaffolds and other biomaterial technologies. Terms of these licenses include provisions for royalty payments upon sales of products utilizing the technology. The amount of royalty varies depending upon type of product, use of product, stage of product, location of sale, and ultimate sales volume, and ranges from a minimum of approximately $15 per unit to a maximum of approximately $50 per unit sold, with license provisions for escalating minimum royalties that could be as high as $2,200,000 per year. Additionally, in the event we sublicense the technology and receive certain milestone payments, the licenses require that up to 40 percent of the milestone amount be paid to the licensors. Additional terms of the technology licenses include annual licensing payments of $175,000 until the underlying technology has been commercialized. Terms of the licenses also include other payments to occur during commercialization that could total $950,000, payment of $350,000 upon a change in control of ownership, payments of up to $300,000 annually to extend filing periods related to certain technology (of which, payments totaling $250,000 per year during 2016, 2017, and 2018 may be deferred to January 1, 2019), and payment of patent filing, maintenance, and defense fees. The license terms remain in effect until the last patent expires.

8.  Net Income (Loss) Per Common Share

Basic net income (loss) per common share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method and the if-converted method, as applicable. For this calculation, common stock options and restricted stock subject to forfeiture are considered to be common stock equivalents; common stock equivalents are used in the calculation of diluted net loss per share only when their effect is dilutive.

Basic net income (loss) per share reconciles to fully diluted net loss per share as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2016	2017
Diluted Net Loss:
Net income (loss) used for basic net income (loss) per share	$(40,798)	$1,424
Interest expense on convertible notes payable	—	538
Gain on change in fair value of convertible notes payable	—	(8,138)
	$(40,798)	$(6,176)
Weighted Average Shares Used to Compute Diluted Net Loss Per Share:
Shares used for basic net income (loss) per share	40,471,019	42,838,158
Common share equivalents	—	11,506,156
	40,471,019	54,344,314

The following weighted average shares were excluded from the computations of diluted net loss per share because including them would have been antidilutive.

	Three Months Ended
	March 31,
	2016	2017
Weighted Average Shares Excluded from EPS:
Options to purchase common stock	6,185,420	6,183,672
Unvested restricted stock	43,428	13,319
Restricted stock units	984,200	777,407
Warrants to purchase common stock	2,019,231	—
Common share equivalents of convertible notes	11,506,156	—
	20,738,435	6,974,398

-  11  -

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

9.  Subsequent Events

On April 3, 2017, we received CE Marking of our Fantom bioresorbable scaffold for use in coronary applications. This European regulatory approval represents the first product approval for REVA; it allows us to market and sell in Europe and other jurisdictions that recognize the CE Mark. We anticipate initiating commercial operations during the second quarter of 2017, which, if successful, will result in our recording revenue, costs of goods sold, and selling and marketing expenses, as well as establishing commercial inventory.

On April 22, 2017, we entered into an agreement to issue, in two stages, senior unsecured convertible notes of up to $52,500,000, along with a total of up to 2,362,500 warrants, each to purchase one share of our common stock. The first closing of the agreement occurred on May 4, 2017, during which we issued $33,800,000 convertible notes and 1,521,000 warrants and received $33,800,000 gross cash proceeds. From these cash proceeds, we are repurchasing 1,732,260 shares of our common stock from one party to the agreement for approximately $12,493,000, leaving approximately $21,307,000 cash for our ongoing operating and capital needs, as well as to pay transaction costs. The second closing, which is subject to receipt of shareholder approval, is expected to occur following our 2017 Annual Meeting, scheduled for May 31, 2017. A total of $11,200,000 is committed to be funded in the second closing, in exchange for our issuing $11,200,000 of convertible notes and 504,000 warrants to purchase common stock. We have the ability to increase the second closing by up to $7,500,000, which, if successful, would aggregate the total $52,500,000 of convertible notes and 2,362,500 warrants, while generating $40,000,000 net cash proceeds, before transaction costs, and after purchasing the 1,732,260 shares of common stock.

The notes are convertible at any time at the holders’ election at an initial conversion rate of $8.655 per share, mature five years from issue date if not converted or redeemed earlier, and accrue interest at the rate of 8.0 percent per annum, compounded annually. Accrued interest is payable upon redemption or maturity; it is not payable or convertible upon conversion. Holders of the notes have a one-time right 30 months from the issue date to redeem the notes for face value plus accrued interest. The warrants have a five year life and an initial exercise price of $5.00 per share. The conversion rate of the notes and the exercise price of the warrants could change if we complete a U.S. IPO or a future financing, based on the issue price in that IPO or future financing; the conversion rate of the notes could reduce to a minimum of $7.212 per share and the exercise price of the warrants could increase to a maximum of $7.212 per share.

Assuming a full subscription to the financing of $52,500,000 and conversion of all the notes, a total of 6,065,858 shares of common stock would be issued upon conversion at the maximum conversion rate of $8.655 per share and a total of 7,279,534 shares would be issued at the minimum conversion rate of $7.212. Assuming a full subscription to the financing, if all the warrants were exercised at the minimum exercise price of $5.00 per share, a total of approximately $11,812,000 cash proceeds would be received by the Company, and if the warrants were exercised at the maximum exercise price of $7.212 per share, a total of approximately $17,038,000 would be received.

-  12  -

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q and with our consolidated financial statements and the related notes thereto that are contained in our Annual Report on Form 10-K for the year ended December 31, 2016. In addition to historical information, the following discussion and analysis includes forward-looking statements that involve risks, uncertainties, and assumptions. Forward-looking statements are all statements other than statements of historical facts, such as those statements regarding the projections and timing surrounding our plans to commence commercial operations and sell products, conduct clinical trials, develop pipeline products, incur losses from operations, list our securities for sales on a U.S. stock exchange, and assess and obtain future financings for operating and capital requirements.

We caution readers that forward-looking statements are not guarantees of future performance and actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” in our Form 10-K for the year ended December 31, 2016. Investors are cautioned that many of the assumptions on which our forward-looking statements are based are likely to change after our forward-looking statements are made. Further, we may make changes to our business plans that could or will affect our results. We caution investors that we do not intend to update our forward-looking statements more frequently than quarterly, notwithstanding any changes in our assumptions, changes in our business plans, our actual experience, or other changes, and we undertake no obligation to update any forward-looking statements.

Overview

We are a medical device company that is focused on developing and commercializing products for use in humans, utilizing our proprietary polymer technologies. On April 3, 2017, our first product was approved for sale under a CE Mark, which allows us to commercialize in Europe and other jurisdictions that recognize the CE Mark. The product is our Fantom scaffold, a drug-eluting bioresorbable stent that is approved for the treatment of coronary artery disease. We have commenced commercial operations and expect to record initial sales during our second fiscal quarter of 2017. Prior to its approval, Fantom had been implanted in 247 patients in clinical trials conducted in eight countries outside the United States. We used the data from 117 of those patients at a six-month time point in our CE Mark application, which we submitted in 2016.

Bioresorbable stents are called “scaffolds” because they are not permanent devices like metal stents. In clinical use, a scaffold is implanted by an interventional cardiologist during a minimally invasive surgery. It is delivered to a coronary artery location with a balloon catheter system, whereupon it is deployed to restore blood flow through the artery and medicate the artery to prevent further blocking, or “restenosis.” Our scaffolds are made from our proprietary bioresorbable polymer and offer unique features that include full x-ray visibility, low profile, standard clinical delivery, and a wide expansion range. Our scaffolds also contain standard features of relevant sizing, robust strength during the healing period, and controlled and safe resorption. Due to their unique features and ease of clinical use, we believe Fantom will enable us to compete effectively in the stent marketplace.

Prior to receiving CE Marking for Fantom, we invested significant time and funds in development, having performed scientific research, engineering development, and testing in laboratory and preclinical studies. We developed, tested, and selected the polymer formulation, tested and selected the anti-restenotic drug and coating process, created and iterated the device design, and identified and implemented methods and processes to produce and test the scaffold. We designed and performed extensive preclinical tests that ranged from bench and engineering studies to in vitro and in vivo laboratory studies. In 2007, we enrolled patients in a small human clinical study that proved the viability of the technology while confirming areas for further development. We have been developing and advancing our scaffolds in both design and polymer composition since that study and have undertaken significant testing, including enrollment of 165 patients in two clinical trials between 2011 and 2014. We follow all clinical trial patients for a period of five years, including the 247 patients implanted with our Fantom scaffold between December 2014 and March 2016.

We have been preparing our manufacturing capabilities for commercialization and have developed our sales, marketing, and distribution strategies. We will continue to expand our commercial capabilities to allow for such things as increased volumes and jurisdictions following our initial launch during the second quarter. We additionally have been preparing our systems and back-office needs for commercialization and will continue to expand these during the remainder of 2017.

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

-  13  -

feasibility tests on additional technologies in our patent portfolio as our resources allow and, if feasibility is proven, determine a course of development for additional products.

We perform all of our research, development, and manufacturing activities from one location in San Diego, California. As of March 31, 2017, we had 60 employees, a majority of whom are degreed professionals and five of whom are PhDs. We intend to establish a small sales force in Europe during the second quarter of 2017 to perform our commercial sales activities. We leverage our internal expertise with contract research and preclinical laboratories, outside catheter manufacturing, a third party distribution and logistics service, and other outside services as needed. We have three clean rooms, a polymer manufacturing lab, and multiple engineering and chemistry labs at our facility in San Diego, in addition to our corporate and administrative office. We are ISO certified to the medical device standard 13485:2012 and intend to maintain this certification.

As of March 31, 2017, our cash balance was $1.7 million. On April 22, 2017, we entered into an agreement with one corporate and several institutional investors to provide ongoing funds for our operating and capital needs. Under the agreement, we received $21.3 million cash proceeds, before costs of the transaction, on May 4, 2017. An additional $11.2 million is committed to be funded in June 2017 in a second closing of the financing, subject to shareholder approval, and we may raise up to an additional $7.5 million in the second closing, for a total of up to $40.0 million net cash proceeds to the Company in exchange for issuance of up to $52.5 million in convertible notes payable, issuance of up to 2,362,500 warrants, each to purchase one share of our common stock, and the repurchase of 1,732,260 shares of common stock from one of the investors for approximately $12.5 million. Based on our current operating plans and projections, we believe the $21.3 million cash received on May 4, 2017 will be sufficient to fund our operating and capital needs through at least the first quarter of 2018. The remaining committed funds, and uncommitted funds, if approved by shareholders and if received, would further extend this operating timeframe.

Under the terms of the April 22, 2017 agreement, if we do not receive an aggregate of $42.5 million in gross cash proceeds by June 30, 2017, we would be in default of the agreement and the $33.8 million of convertible notes issued on May 4, 2017 could become immediately due and payable (a total of $33.8 million convertible notes were issued in exchange for $33.8 million gross cash proceeds, of which approximately $12.5 million is being used to repurchase 1,732,260 shares of our common stock, resulting in net cash proceeds of $21.3 million). Although we have committed investments under the agreement in excess of the minimum funding requirement, completion of the second closing to the agreement is subject to receipt of shareholder approval, which is being sought at our 2017 Annual Meeting scheduled for May 31, 2017.

Additionally on April 22, 2017, we entered into an amendment to modify the convertible notes issued in November 2014. Upon approval by shareholders, which is being sought at our 2017 Annual Meeting, the amendment will eliminate both a one-time option for redemption on June 30, 2017 and the automatic conversion feature of those 2014 notes. The redemption option would require payment of face value plus accrued interest, a total of approximately $30.3 million. The automatic conversion would have taken place when the Company listed its common stock on a U.S. stock exchange. Due to the timing of the shareholder vote and the related nature of the 2014 notes with the April 22, 2017 agreement, we do not anticipate using any portion of the $21.3 million cash proceeds received on May 4, 2017 to redeem the 2014 notes.

We have incurred substantial losses since our inception; as of March 31, 2017, we had accumulated a deficit of approximately $387.9 million. We expect our losses to continue as we initiate commercial operations, continue to conduct clinical trials, and develop and test additional products. While Fantom has been approved for sale, our efforts to generate substantial revenue and achieve positive cash flows from our operations may take several years, even if we are successful with our initial commercial efforts. In order to successfully transition to profitable operations, we will need to achieve a level of revenues and product margins to support the Company’s cost structure. Until such time as we generate positive cash flow, we plan to continue to fund our operating and capital needs by utilizing current cash resources and the proceeds from the financing agreed on April 22, 2017. Also in either late 2017 or early 2018, we intend to pursue listing of our common stock on NASDAQ, or another exchange approved by our noteholders, and may consider raising additional funds concurrent with that listing in order to conduct a U.S. clinical trial.

Our pre-revenue stage of operations and history of losses and cash outflows, combined with the magnitude of the redemption payments of our convertible notes, which could total approximately $64.5 million if we are not successful in obtaining shareholder approvals as required by June 30, 2017 raise substantial doubt about our ability to continue as a going concern.

Our company was founded in California in June 1998 and named MD3, Inc. We changed our name to REVA Medical, Inc. in March 2002. We reincorporated from the State of California to the State of Delaware in October 2010; as a result, the rights of our stockholders are governed by the Delaware General Corporation Law. We formed

-  14  -

a wholly owned subsidiary in Germany in 2007 to facilitate our clinical trials and our planned commercialization of products; we have not used this subsidiary yet for any operating activities.

Key Components of our Results of Operations

Through March 31, 2017, we were in a pre-revenue stage and our activities focused on the clinical study and manufacturing process refinements of our bioresorbable coronary scaffold with the goal of commercially selling it. We also have been performing a small amount of research and testing to determine the feasibility of other product possibilities. Consequently, our operating results through March 31, 2017 primarily consisted of research and development expenses, which include the costs to perform clinical trials, general and administrative expenses, and other expenses that are largely the costs underlying the convertible notes that we issued in November 2014.

Research and Development Expenses:  Our research and development expenses arise from internal and external costs. Our internal costs primarily consist of employee salaries and benefits, facility and other overhead expenses, and engineering and other supplies that we use in our labs for prototyping, testing, and producing our scaffolds and other product possibilities. Our external costs primarily consist of contract research, engineering consulting, polymer consulting, polymer lasing costs, catheter system and anti-restenotic drug purchases, preclinical and clinical study expenses, regulatory consulting, and license fees paid for the technology underlying our polymer materials. We recorded the costs to commercially manufacture our Fantom scaffold prior to receiving the CE Mark regulatory approval as research and development expense. Following receipt of the regulatory approval, costs of commercial manufacturing will no longer be recorded as research and development. All research and development costs are expensed when incurred.

Historically, our research and development expenses have represented between 70 and 75 percent of our total operating expenses; they represented 68 percent of total operating expenses for the year ended December 31, 2016 and 65 percent for the three months ended March 31, 2017, reflecting our decreasing development and clinical trial activities as we move toward commercial operations. We expect our research and development expenses to continue to decrease during the remainder of 2017 and to decrease as a percentage of our total expenses as we continue this transition; however, we expect our research and development expenses to continue to be a significant portion of our operating expenses as we continue to research, prove feasibility, and develop additional products.

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

Historically, our general and administrative expenses have represented between 25 and 30 percent of our total operating expenses; they represented 32 percent of total operating expenses for the year ended December 31, 2016 and 35 percent for the three months ended March 31, 2017. We anticipate continuing to invest in patents at similar levels as we have in the past. Additionally, we anticipate that we will expand our corporate infrastructure during the remainder of 2017 to support the commercialization of Fantom and the ongoing needs of being a public company. We also expect to begin to incur sales and marketing expenses beginning in the second quarter of 2017 as we initiate product sales.

Revenue and Costs of Good Sold:  Following the April 3, 2017 receipt of CE Mark and our initiation of commercial sales during the second quarter of 2017, we anticipate recording initial revenue and costs of goods sold by June 30, 2017. Our success, or lack thereof, will determine the amounts of revenues and costs in future periods.

Other Income and Expense:  Following our issuance of convertible notes and warrants in November 2014, the components of other income and expense include interest expense on the notes and gains or losses arising from the changes in fair values of the notes and warrants. We remeasure fair values at each reporting date and if those fair values change, we record a corresponding gain (upon a decrease in fair value) or loss (upon an increase in fair value) in the consolidated statement of operations. All the warrants were exercised and none remained outstanding after February 12, 2016 so we have not recorded any gain or loss from changes in their fair value since that time.

The fair values of the convertible notes and warrants (during the time they remained outstanding) have fluctuated significantly due to a variety of factors. These factors include the successful enrollment of patients in the clinical trial of Fantom, positive clinical results from those patients, and an increase in the market trading price of our common stock of approximately 16 percent since January 1, 2016, as well as the delay in receiving CE Mark

-  15  -

approval and the uncertainty surrounding the timing of a follow-on financing arrangement. We recorded a $32.8 million loss on the increase in value during the three months ended March 31, 2016 and an $8.1 million gain from the decrease in value during the three months ended March 31, 2017. Until the Notes are either converted into common stock or repaid, we expect our other income and expense to fluctuate, possibly by a significant amount, by future gains or losses on changes in their fair value. Also, we will continue to accrue and record interest expense on the notes at the rate of 7.54 percent per annum until they are either converted or repaid.

In addition to the convertible notes outstanding at March 31, 2017, we anticipate the convertible notes and warrants issued, and to be issued, under the agreement signed April 22, 2017, to be recorded at fair value and, therefore, they will contribute additional fluctuation on our other income and expense based on their gains or losses in fair value. We will also accrue and record interest expense on the new convertible notes at the rate of 8.0 percent per annum.

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

We believe the following accounting policies involve a greater degree of judgment and complexity than any other of our accounting policies and, therefore, are the most critical to understanding and evaluating our consolidated financial condition and results of operations through March 31, 2017. Our other key accounting policies are less subjective and, therefore, are not included here.

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

For awards to employees and directors, we determine the amount of compensation expense by estimating fair value on the date of award and recording the resulting stock-based compensation over the vesting period, which ranges from one to four years, on a straight-line basis. For awards that vest upon achievement of performance milestones, we record compensation expense for only the performance milestones that are probable of being achieved, on a straight-line basis over the vesting period. Through March 31, 2016, we determined that two of the three milestones for the 2015 performance-based awards were probable of being achieved and, therefore, recorded expense for those two milestones only. During the second quarter of 2016, we determined that all three performance milestones were probable of being achieved and, therefore, recorded cumulative expense for the third milestone at that time and have been recording straight line expense for all three performance milestones since that time. We reverse cumulative expense recorded whenever unvested performance based awards are cancelled.

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

-  16  -

ranging between 5.50 and 6.25 years, and an estimate of volatility based on the market trading prices of comparative peer companies. We used peer group data through December 31, 2016 due to the fact that we had limited historical trading data. Beginning in 2017, we use our historical market prices; our securities began trading on our IPO date of December 23, 2010, which provides approximately 6.25 years’ history as of March 31, 2017. The fair values of RSUs and restricted stock awards are equal to the closing market price of our common stock on the date of award.

Through December 31, 2016, we reduced the amount of recorded compensation expense to allow for potential forfeitures of awards; the forfeiture rate was based on actual historical forfeitures and ranged from approximately 1.7 percent to 3.4 percent. Upon adoption of ASU 2016-09 on January 1, 2017, we recorded a cumulative effect adjustment to our accumulated deficit of approximately $53,000, with a corresponding increase to additional paid-in capital, to reverse our forfeiture estimate for unvested awards. All forfeitures occurring after adoption will be recognized in the consolidated statement of operations in the reporting period in which they occur. We had no forfeitures during the three months ended March 31, 2017.

We occasionally grant options to consultants; no consultant options remained subject to vesting at either March 31, 2016 or March 31, 2017. When we grant or have unvested consultant options, we estimate the fair value at date of grant and at each subsequent reporting date until vesting is complete and record compensation expense based on the fair value during the service period of the consultant. We estimate the fair value by using the Black-Scholes option pricing model with the same approach to inputs and assumptions as we use to estimate the fair value of options granted to employees, except we use the remaining term as the expected life of the option.

As a result of our use of estimates for the fair value calculations and the performance-based achievement probabilities, if factors change and we use different assumptions, the amount of our stock-based compensation expense could fluctuate materially in the future. Also, we may increase the level of awards during the remainder of 2017 as we expand our workforce, including the addition of a direct sales force, and begin commercial sales, which could result in an increase of our stock-based compensation in the future.

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

We elected to account for the convertible notes we issued in November 2014 at fair value, which does not require separate accounting for derivative features. Until such time as the notes are converted into common stock or repaid, we accrue interest on the notes at the stated interest rate. We additionally remeasure the fair value of the notes at each reporting date and record a gain (upon decrease in fair value) or loss (upon an increase in fair value) for any change in fair value. The fair values are determined using a least squares Monte Carlo simulation model, which requires the use of subjective assumptions, including unobservable inputs that are supported by little or no market activity. The assumptions represent our best estimates, but involve certain inherent uncertainties. Inputs to the model include the market value of the underlying stock, a life equal to the contractual life of the notes, incremental borrowing rates that correspond to debt with similar credit worthiness, estimated volatility based on the historical prices of our trading securities, and we make assumptions as to our abilities to test and commercialize our product(s), to obtain future financings when and if needed, and to comply with the terms and conditions of the notes. Since the determination of fair value is complex and involves the use of subjective assumptions, if our assumptions, estimates, or modeling approaches change and we use different assumptions or methods, our fair values could be materially different in the future.

Common Stock Warrants:  Whenever we have a warrant liability, we remeasure the fair value of the underlying warrants at each reporting date and record a gain or loss based on the change in fair value. We value warrants utilizing either a binomial valuation model or a Black-Scholes valuation model, depending on the exercise price and other features. Inputs to the valuation models would be of the same nature as those used for convertible notes and involve the use of subjective assumptions.

Results of Operations

During the first quarter of 2016, our operating activities focused on completing clinical enrollments of our Fantom scaffold, performing follow-up assessments on patients, and preparing data for our CE Mark application. Enrollment was completed in March 2016 with a total of 240 patients enrolled.

-  17  -

During the first quarter of 2017, our activities focused on finalizing processes for commercial operations in anticipation of initial sales during the second quarter of 2017 following receipt of CE Mark regulatory approval on April 3, 2017.

Comparison of the Three Months Ended March 31, 2016 and 2017

Our operating results for the three-month periods indicated are as follows (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2016	2017	$	%
Research and development expense	$5,288	$3,964	$(1,324)	(25%)
General and administrative expense	$2,193	$2,102	$(91)	(4%)
Interest expense	$505	$591	$86	17%
Gain (loss) on change in fair values of convertible notes and warrant liability	$(32,764)	$8,138	$40,902	125%
Other expense	$48	$57	$9	19%

Research and development expense decreased $1,324,000, or 25 percent, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. This decrease primarily comprises reductions in clinical costs, preclinical costs, material costs, and personnel costs. Clinical costs decreased $725,000 in the first quarter of 2017 as compared to the first quarter of 2016; the clinical trial initiated in March 2015 completed enrollment in March 2016 and patient follow-up assessment activity during the first quarter of 2017 was significantly less than the enrollment period due to the timing of scheduled assessments. Preclinical study costs decreased $233,000 between comparative quarters due to the timing of tests and analysis of testing results; a majority of preclinical tests for Fantom concluded during the first quarter of 2016. Stock compensation costs decreased $242,000 between comparative quarters primarily as a result of employee terminations and completion of vesting service periods for which new awards were not comparable. Direct material costs decreased $107,000 between comparative quarters due to the decrease in clinical device manufacturing and process validation activities as we moved toward commercialization. Offsetting the decreases, other personnel costs increased $103,000 between comparative quarters due to non-recurring recruiting and contract labor costs in 2017 as we prepared for commercialization, as well as increases in benefit premiums and payroll taxes. The remainder of the change in research and development expenses between quarters resulted from individually immaterial changes in lab supplies, quality and testing costs, engineering and other outside services, depreciation, and facilities expenses.

General and administrative expense decreased $91,000, or four percent, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. This decrease was a result of individually immaterial changes in personnel costs, travel and entertainment expenses, investor relations costs, marketing and tradeshow costs, office supplies, facilities costs, audit and legal fees, board of directors fees and costs, depreciation, insurance, and other overhead expenses.

Our other non-operating expenses during the first quarters of 2017 and 2016 primarily arose from our convertible notes and warrants. We accrued a comparable amount of interest expense, which compounds annually, on the notes each quarter. We recorded a gain on the change in fair value on the notes during the first quarter of 2017 compared to a loss on the change in fair values of the notes and warrants during the first quarter of 2016. This difference between comparative quarters reflects the timing of factors driving value, including a decrease in the market trading price of our securities of approximately eight percent during the first quarter of 2017 compared to an increase of approximately 34 percent during the first quarter of 2016 (a decrease in value results in a non-cash accounting gain; an increase in value results in a loss). Additionally, the warrants exercised in February 2016 had contributed to the change in value during the first quarter of 2016, whereas, the warrants did not contribute to the change during the first quarter of 2017 as none were outstanding. The increase in other expense primarily arose from currency exchange rate losses based on the relative strength of the U.S. dollar compared to the Australian and European currencies in which we make our clinical trial payments.

Liquidity and Capital Resources

Sources of Liquidity

We received CE Mark regulatory approval of our Fantom scaffold on April 3, 2017 and plan to initiate commercial sales in May 2017. Fantom is our first commercial product; we have not commercialized any products or generated any revenue since our inception in June 1998.

-  18  -

We have incurred substantial losses since our inception; as of March 31, 2017, we had accumulated a deficit of approximately $387.9 million. We expect our losses to continue as we initiate commercial operations, continue to conduct clinical trials, and develop and test additional products. While Fantom has been approved for sale, our efforts to generate substantial revenue and achieve positive cash flows from our operations may take several years, even if we are successful with our initial commercial efforts. In order to successfully transition to profitable operations, we will need to achieve a level of revenues and product margins to support our cost structure. Until such time as we generate positive cash flow, we plan to continue to fund our operating and capital needs by utilizing current cash resources and the proceeds from financings.

As of March 31, 2017, we had a cash balance of $1.7 million. On April 22, 2017, we entered into an agreement with one corporate and several institutional investors to provide funding for our ongoing operating and capital needs. Under the agreement, we received $21.3 million cash proceeds on May 4, 2017. An additional $11.2 million is committed to be funded in June 2017 in a second closing of the financing, subject to shareholder approval, and up to $7.5 million in additional funds may be raised under the agreement, for a total of up to $40.0 million net cash proceeds to the Company in exchange for issuance of up to $52.5 million in convertible notes payable, issuance of up to 2,362,500 warrants, each to purchase one share of REVA’s common stock, and the repurchase of 1,732,260 shares of common stock from one of the investors.

Under the terms of the April 22, 2017 agreement, if we do not receive an aggregate of $30.0 million in net cash proceeds by June 30, 2017, we would be in default of the agreement and the $33.8 million convertible notes issued on May 4, 2017 could become immediately due and payable (a total of $33.8 million of convertible notes were issued in exchange for $33.8 million gross cash proceeds, of which $12.5 million is being used to repurchase 1,732,260 shares of our common stock, resulting in net cash proceeds of $21.3 million). Although committed investments under the agreement total $32.5 million, an excess of $2.5 million to the minimum funding requirement, completion of the second closing to the agreement is subject to receipt of shareholder approval, which is being sought at our 2017 Annual Meeting scheduled for May 31, 2017.

Additionally on April 22, 2017, we entered into an amendment to modify the convertible notes issued in November 2014. Upon approval by shareholders, which is being sought at our 2017 Annual Meeting, the amendment will eliminate both a one-time option for redemption on June 30, 2017 and the automatic conversion feature of those 2014 notes. The redemption option would require payment of face value plus accrued interest, a total of approximately $30.3 million. The automatic conversion would have taken place when the Company listed its common stock on a U.S. stock exchange. Due to the timing of the shareholder vote and the related nature of the 2014 notes with the April 22, 2017 agreement, we do not anticipate using any portion of the $21.3 million cash proceeds received on May 4, 2017 to redeem the 2014 notes.

Our pre-revenue stage of operations and history of losses and cash outflows, combined with the magnitude of the redemption payments of our convertible notes, which could total approximately $64.5 million if we are not successful in obtaining shareholder approvals as required by June 30, 2017 raise substantial doubt about our ability to continue as a going concern.

Cash Flows

Our cash flows for the periods indicated are as follows:

	Three Months Ended
	March 31,
	2016	2017
	(in thousands)
Net cash used for operating activities	$(6,038)	$(4,889)
Net cash used for investing activities	$(199)	$(75)
Net cash provided by financing activities	$11,415	$—
Net decrease in cash and cash equivalents	$5,178	$(4,964)

Net Cash Flow from Operating Activities

Net cash used for operating activities during the first three months of 2016 primarily reflects the loss from operations of $7,481,000, offset by non-cash expenses of $1,195,000 for stock-based compensation, $282,000 of depreciation and amortization, and $14,000 from the changes in operating assets and liabilities. The accrued interest on convertible notes and the loss on change in fair value of convertible notes and warrant liability were non-cash items that had no effect on cash flows.

-  19  -

Net cash used for operating activities during the first three months of 2017 primarily reflects the loss from operations of $6,066,000 and $50,000 from the changes in operating assets and liabilities, offset by non-cash expenses of $912,000 for stock-based compensation, $282,000 of depreciation and amortization, and a $43,000 loss on property and equipment disposals. The accrued interest on convertible notes and the gain on change in fair value of convertible notes were non-cash items that had no effect on cash flows.

Net Cash Flow from Investing Activities

Cash used for investing activities during the first three months of each of 2016 and 2017 consisted of the purchase of lab and other equipment.

Net Cash Flow from Financing Activities

Cash provided by financing activities during the first three months of 2016 consisted of $11,407,000 in proceeds from the issuance of common stock upon the exercise of 4,375,000 warrants that had been issued in 2014 and $8,000 in proceeds from the issuance of common stock upon the exercise of employee stock options.

There were no cash flows from financing activities during the first three months of 2017.

Operating Capital and Capital Expenditure Requirements

We received CE Mark regulatory approval of our Fantom scaffold on April 3, 2017 and are working to initiate commercial sales in May 2017. Fantom is our first commercial product; we have not commercialized any products or generated any revenue since our inception in June 1998. We have incurred substantial losses since our inception and anticipate that we will continue to incur substantial net losses and cash outflows through the remainder of 2017 and into 2018 as we establish commercial operations, continue current and initiate new clinical trials, develop and test new technologies and product opportunities, and expand our corporate infrastructure.

Until we reach a sales volume to generate positive cash flow, we plan to fund our operating and capital needs with our current cash resources and with the proceeds of the financing agreement we entered into on April 22, 2017. Based on our current operating plans and projections, we believe the $21.3 million cash received on May 4, 2017 will be sufficient to fund our operating and capital needs through at least the first quarter of 2018. The remaining committed funds, and uncommitted funds, if approved by shareholders and if received, would further extend this operating timeframe. Also, in either late 2017 or early 2018, we intend to pursue listing of our common stock on NASDAQ, or another exchange approved by our noteholders, and may consider raising additional funds concurrent with that listing in order to conduct a U.S. clinical trial.

Assuming success in receiving shareholder approval and completing the April 22, 2017 financing agreement and in commercializing Fantom, we may still need to secure additional capital prior to the time we are able to maintain our operations from our cash inflows. This needed additional capital may not be available on reasonable terms, if at all. Additionally, we may be limited under the terms of our convertible notes as to the type, quantity, timing, or other aspects of a financing, unless the noteholders agree. Any financing, even one to which the noteholders agree, may result in additional dilution to our current securityholders, could have rights senior to those of our common stock, and/or could contain provisions that would restrict our operations. If we are unable to raise additional capital as and when needed, we may be compelled to sell certain assets, including intellectual property assets. Even if we are able to raise additional capital and commercialize our products, we may never become profitable, or if we do attain profitable operations, we may not be able to sustain profitability and cash flows on a recurring basis.

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

-  20  -

Contractual Obligations, Commitments, and Contingencies

The following table summarizes our outstanding contractual obligations, other than our convertible notes payable and accrued interest payable thereon, as of March 31, 2017. We have not included our convertible notes in the table as we believe they will be converted into common stock rather than repaid. Our operating lease obligations represent the contractual rental payments due under our facility lease, which matures in January 2018.

	Payments Due by Period
	< 1 Year	1 to 3 Years	Total
	(in thousands)
Contractual Obligations:
Operating lease obligations	$595	$—	$595
Deferred technology license fees	—	$250	250
Purchase obligations	190	34	224
	$785	$284	$1,069

Off-Balance Sheet Arrangements

Not applicable.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in our market risks during the quarter ended March 31, 2017.

Interest Rate Sensitivity

As of March 31, 2017, we had no investments and our convertible notes payable bear interest at a fixed rate; therefore, we do not believe we have any current material exposure to changes in interest rates.

Foreign Currency Risk

To date, our purchases from foreign suppliers have been minimal and we have not recorded any revenues. While the amounts we incur to the hospitals and doctors that conduct our clinical trials, which are denominated primarily in the currencies of Australia and the European Union, have resulted in relatively immaterial foreign currency exchange impacts through March 31, 2017, we plan to initiate commercial sales during the second quarter of 2017 in Europe. We anticipate we will denominate those sales in European currencies and we expect to be subject to foreign currency exchange risks on our revenues until payment is received.

Our German subsidiary is non-operational and its functional currency is the Euro; accordingly, the effects of exchange rate fluctuations on the net assets are accounted for as translation gains or losses, a component of Comprehensive Loss. These translation adjustments have been immaterial through March 31, 2017.

We do not enter into foreign currency hedging transactions. We believe we currently have minimal exposure to foreign currency rate fluctuations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

-  21  -

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

We may from time to time become subject to various claims and legal actions during the ordinary course of our business. We are not party to any legal proceedings at the date of filing of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Our business is subject to various risks, including those described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which we strongly encourage you to review. In addition to the risks described therein, we identified the following Risk Factor.

Failure to raise an additional $8.7 million by June 30, 2017 would constitute an event of default under the Convertible Note Deed dated April 22, 2017 and could cause the our outstanding convertible notes to become immediately due and payable

We entered into a financing agreement on April 22, 2017, under which we issued $33.8 million of senior unsecured convertible notes on May 4, 2017. From the issuance, we received net cash proceeds of $21.3 million after repurchasing 1,732,260 shares of our common stock from one of the parties to the agreement. Except for the $21.3 million, from which we are required to pay transaction costs, we have no other operating funds. A condition of the financing arrangement requires us to raise at least $8.7 million in additional gross cash proceeds on or before June 30, 2017. While we believe we will be successful in raising at least this minimum required amount as we have commitments in excess of the minimum amount, there can be no assurance we will successfully obtain the required shareholder approval under ASX Listing Rules to close on the committed amounts. The failure to raise the required minimum amount by June 30, 2017 would constitute an event of default under the convertible notes issued on May 4, 2017 and also the convertible notes issued pursuant to that certain Convertible Note Deed dated September 25, 2014 and the entire balance of all our outstanding notes at that time would become immediately due and payable if required by the holders.

If the convertible notes become due and payable at June 30, 2017, we would not have the resources to pay the approximately $64.5 million redemption amount, which may require us to reduce our activities and personnel, sell assets such as our intellectual property, and/or declare bankruptcy, and we may not be able to remain in business.

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

REVA Medical, Inc.

Date: May 9, 2017	/s/ Regina E. Groves
Regina E. Groves
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2017	/s/ Katrina L. Thompson
Katrina L. Thompson
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

-  23  -

INDEX TO EXHIBITS

Filed
		with this	Incorporated by Reference
Exhibit Number	Description of Exhibits	Form 10-Q	Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation		S-1/A	333-168852	10/22/2010
3.2	Amended and Restated Bylaws		S-1/A	333-168852	10/22/2010
3.3	Amendment No. 1 to the Amended and Restated Bylaws		8-K	000-54192	9/12/2014
4.1	Form of Stock Certificate		S-1/A	333-168852	11/12/2010
4.2	Form of Amended and Restated Investors’ Rights Agreement, by and among REVA Medical, Inc. and the holders of our common stock and convertible notes set forth therein		DEF14A	000-54192	10/14/2014
4.3	Convertible Note Deed dated September 25, 2014, by and between REVA Medical, Inc., Goldman Sachs International, and Senrigan Master Fund		DEF14A	000-54192	10/14/2014
4.4	First Amendment to Convertible Note Deed, dated February 11, 2016, by and among REVA Medical, Inc., Goldman Sachs International, and Senrigan Master Fund		DEF14A	000-54192	3/9/2016
4.5	Second Amendment to Convertible Note Deed and Subordination, dated April 22, 2017, by and among REVA Medical, Inc., Goldman Sachs International, and Senrigan Master Fund		8-K	000-54192	4/26/2017
4.6	Convertible Note Deed dated April 22, 2017, by and among REVA Medical, Inc. and Each Person set out in Schedule 1 and Schedule 2		8-K	000-54192	4/26/2017
10.1	Stock Repurchase Agreement, dated April 22, 2017, by and between REVA Medical, Inc. and Medtronic, Inc.		8-K	000-54192	4/26/2017
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X
32.1 *	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X
99.1	Section 13 of the ASX Settlement Rules		S-1/A	333-168852	10/22/2010
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

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