Form 10-Q
period 2017-09-30
REVA Medical, Inc.
filed 2017-11-07
CIK 1496268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of November 3, 2017, a total of 41,245,820 shares of the registrant’s Common Stock, $0.0001 par value per share, were outstanding.

REVA MEDICAL, INC.

FORM 10-Q –– QUARTERLY REPORT

For the Quarter Ended September 30, 2017

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

Trademarks

The names Fantom®, Fantom Encore and Tyrocore are trademarked by us. All other trademarks, trade names, and service marks appearing in this report are the property of their respective owners. Use or display by us of other parties’ trademarks, trade dress, or products is not intended to and does not imply a relationship with, or endorsement or sponsorship of, us by the trademark or trade dress owner.

i

PART I.  FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

REVA Medical, Inc.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$22,613	$6,674
Investment securities	1,470	—
Accounts receivable	65	—
Inventory	370	—
Prepaid expenses and other current assets	368	472
Total current assets	24,886	7,146
Property and equipment, net	1,766	2,277
Other non-current assets	31	60
Total assets	$26,683	$9,483

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$363	$778
Accrued expenses and other current liabilities	1,835	2,173
Deferred revenue	88	—
Convertible notes payable	—	91,655
Accrued interest on convertible notes payable	—	4,204
Total current liabilities	2,286	98,810
Convertible notes payable	105,697	—
Accrued interest on convertible notes payable	7,258	—
Common stock warrant liability	4,958	—
Other long-term liabilities	500	266
Total liabilities	120,699	99,076

Commitments and contingencies (Note 8)

Stockholders' deficit:
Common stock ― $0.0001 par value; 100,000,000 shares authorized; 41,245,820 and 42,851,477 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	4	4
Additional paid-in capital	288,299	299,643
Accumulated other comprehensive loss	(2)	(2)
Accumulated deficit	(382,317)	(389,238)
Total stockholders' deficit	(94,016)	(89,593)
Total liabilities and stockholders' deficit	$26,683	$9,483

The accompanying notes are an integral part of these financial statements.

-  1  -

REVA Medical, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue	$17	$—	$17	$—
Cost of revenue	7	—	7	—
Gross profit	10	—	10	—
Operating expenses:
Research and development	3,092	4,212	10,139	14,165
Selling, general, and administrative	1,687	1,937	5,766	6,496
Total operating expenses	4,779	6,149	15,905	20,661
Loss from operations	(4,769)	(6,149)	(15,895)	(20,661)

Other income (expense):
Interest income	34	1	36	3
Interest expense	(1,499)	(512)	(5,169)	(1,522)
Loss on issuance of convertible notes payable and warrants to purchase common stock	—	—	(520)	—
Gain (loss) on change in fair value of convertible notes payable and warrant liability	12,304	(17,269)	28,620	(47,067)
Other expense	(17)	(14)	(98)	(49)
Total other income (expense)	10,822	(17,794)	22,869	(48,635)
Net income (loss)	$6,053	$(23,943)	$6,974	$(69,296)

Net income (loss) per share - basic	$0.15	$(0.56)	$0.17	$(1.65)
Weighted average shares outstanding - basic	41,197,348	42,681,176	42,001,898	41,909,945

Net loss per share - diluted	$(0.04)	$(0.56)	$(0.30)	$(1.65)
Weighted average shares outstanding - diluted	52,703,504	42,681,176	53,508,054	41,909,945

Comprehensive Income (Loss):
Net income (loss)	$6,053	$(23,943)	$6,974	$(69,296)
Other comprehensive income (loss)	0	0	0	0
Comprehensive income (loss)	$6,053	$(23,943)	$6,974	$(69,296)

The accompanying notes are an integral part of these financial statements.

-  2  -

REVA Medical, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$6,974	$(69,296)
Non-cash adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	806	851
Loss on sale of property and equipment	45	—
Stock-based compensation	1,003	3,754
Interest expense on convertible notes payable	5,169	1,522
Loss on issuance of convertible notes payable and warrants to purchase common stock	520	—
Loss (gain) on change in fair value of convertible notes payable and warrant liability	(28,620)	47,067
Other non-cash expenses	—	15
Changes in operating assets and liabilities:
Accounts receivable	(65)	—
Inventory	(370)	—
Prepaid expenses and other current assets	104	195
Other non-current assets	30	—
Accounts payable	(420)	(133)
Accrued expenses and other current liabilities	(338)	(236)
Deferred revenue	88	—
Other long-term liabilities	234	115
Net cash used for operating activities	(14,840)	(16,146)
Cash flows from investing activities:
Purchases of property and equipment	(335)	(624)
Purchases of investment securities	(1,470)	—
Net cash used for investing activities	(1,805)	(624)
Cash flows from financing activities:
Proceeds from issuances of common stock	92	11,428
Repurchase of common stock	(12,493)	—
Proceeds from issuances of convertible notes payable and warrants, net	44,985	—
Net cash provided by financing activities	32,584	11,428
Net increase (decrease) in cash and cash equivalents	15,939	(5,342)
Cash and cash equivalents at beginning of period	6,674	16,895
Cash and cash equivalents at end of period	$22,613	$11,553

Supplemental non-cash information:
Property and equipment in accounts payable at end of period	$23	$12
Adjustment to beginning accumulated deficit upon adoption of ASU 2016-09	$53	$—
Warrant liability transferred to equity upon exercise	$—	$28,579

The accompanying notes are an integral part of these financial statements.

-  3  -

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.	Background and Basis of Presentation

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

We are a medical device company that is focused on developing and commercializing products for use in humans, utilizing our proprietary bioresorbable polymer technologies. On April 3, 2017, our first product was approved for sale under CE Mark, which allows us to market and sell in Europe and other jurisdictions that recognize the CE Mark. The product is our Fantom scaffold, a sirolimus-eluting bioresorbable scaffold used to treat coronary artery disease in humans. We received our initial customer order late in the second quarter and order shipments and revenues were first recorded in the third quarter of 2017. Prior to CE Mark, Fantom had been implanted in 247 patients in the FANTOM I and FANTOM II clinical trials conducted in eight countries outside the United States. We used the six-month clinical results from 117 patients in the FANTOM II clinical trial for CE Mark application, which we submitted in 2016.

In December 2010 we completed an initial public offering of our common stock in Australia and registered with the U.S. Securities and Exchange Commission (“SEC”) and, consequently, became an SEC filer. Our stock is traded in the form of CHESS Depositary Interests (“CDIs”) on the Australian Securities Exchange (“ASX”); each share of our common stock is equivalent to ten CDIs. Our trading symbol is “RVA.AX.” We may pursue a listing of our common stock on a U.S. stock exchange, at which time we would become dual-listed.

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

The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other interim period.

Capital Resources:  We had cash, cash equivalents and investment securities totaling $24.1 million as of September 30, 2017, which we believe will be sufficient to fund our operating and capital needs into 2019. These cash resources include approximately $32.5 million in cash proceeds received during the second quarter of 2017 upon the issuance of convertible notes and warrants, net of costs of the transaction and the repurchase of common stock from one investor in the transaction.

Although we have received CE Mark of our Fantom scaffold and have initiated commercial sales, until we generate revenue at a level to support our cost structure, we expect to continue to incur substantial operating losses and net cash outflows. Even if we do attain revenue, we may never become profitable and even if we do attain profitable operations, we may not be able to sustain profitability or positive cash flows on a recurring basis. Until we generate positive cash flows from operations, we plan to continue to fund our operating and capital needs by utilizing current cash resources. We may need to raise further capital in the future if we determine to conduct a U.S. clinical trial, if our operations cannot support our ongoing costs, or if unanticipated cash needs arise. While we may consider raising additional funds concurrent with a U.S. listing of our common stock or through other debt or equity

-  4  -

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

financings, there can be no assurance that we will be successful in raising additional capital if needed, or that it will be on terms that are acceptable to us.

2.	Summary of Significant Accounting Policies

Use of Estimates:  In order to prepare our financial statements in conformity with GAAP, we make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Our most significant estimates relate to the fair value of convertible notes payable, the fair value of the warrant liability, inventory reserves, operating expense accruals, and stock-based compensation. Actual results could differ from our estimates.

Inventory:  We received CE Mark regulatory approval of our Fantom scaffold on April 3, 2017, at which time we began capitalizing raw material purchases and commercial scaffold production costs to inventory. As of September 30, 2017, inventory consisted of $185,000 in raw materials, $99,000 of work-in-process, and $53,000 of finished goods, stated at the lower of cost or net realizable value based on the first-in, first-out cost method (“FIFO”). Our inventory balance at September 30, 2017 also includes $33,000 of deferred cost of revenue.  Our policy is to record an estimated allowance against inventory for unsalable, obsolete, or impaired inventory, with a corresponding increase to cost of revenue; through September 30, 2017, no inventory was considered to be unsalable, obsolete, or impaired and, therefore, no allowance was recorded. We record the cost of product to be used in research and development or clinical trials as research and development expense.

Convertible Notes Payable:  We analyze convertible notes payable at issue date to determine balance sheet classification, issue discounts or premiums, and embedded or derivative features. If embedded or derivative features give rise to separate accounting, we make an election to account for the notes at cost or at fair value. If fair value accounting is elected, on the issue date we record the difference between the issue price and the fair value of the combined securities issued in a transaction as a gain or loss in the consolidated statement of operations. We remeasure the fair value of the notes at each reporting date and record the change in fair value as a gain (upon a decrease in fair value) or a loss (upon an increase in fair value) as a component of other income (expense) in our consolidated statement of operations. Following analysis of their embedded and derivative features, we elected fair value accounting for all issues of convertible notes payable as management believes the notes will be converted into common stock, rather than repaid, and the fair value method presents an estimate of the value of the underlying common stock, and, therefore a more appropriate value of these liabilities than would be provided under the cost method.

Common Stock Warrants:  The fair value of warrants issued for the purchase of common stock is recorded as a liability whenever warrants call for issuance of registered shares upon exercise, a condition that we may not be able to accommodate and which would then result in a net settlement of the warrants. Until the time warrants are exercised or expire, we remeasure their fair value at each reporting date and record the change in fair value as a gain or loss component of other expense in our consolidated statement of operations.

Revenue:  We received our first order for Fantom in June 2017.  We sell Fantom to hospitals, and title and risk of loss transfer upon delivery to these hospitals.  We recognize revenue when all of the following four criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. We also consider any return or exchange rights. We analyze product reorder rates to evaluate and determine whether exchange rights exist and are likely to be exercised.  If the revenue recognition criteria are not met, we defer the recognition of revenue by recording deferred revenue until such time that all criteria are met.

We recognized $17,000 of revenue in the three months ended September 30, 2017.   Total billings for shipped product for this period were $105,000; the variance between total billings for shipped product and recognized revenue was recorded as deferred revenue.

Accounts receivable consist of trade receivables recorded upon shipment of product reduced by reserves when necessary for estimated bad debts.  Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  Credit is extended based on an evaluation of the customer’s financial condition.  The allowance for doubtful accounts is determined based on current customer information and other relevant factors, including specific

-  5  -

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

identification of past due accounts.   Once a receivable is deemed to be uncollectible, such balance is charged against the allowance.  As of September 30, 2017, our allowance for doubtful accounts is $0.

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

Recent Accounting Pronouncements:  We adopted ASU 2016-09, Stock Compensation: Improvements to Employee Share-Based Payment Accounting, effective January 1, 2017. ASU 2016-09 simplifies certain aspects of accounting for stock-based compensation, including the accounting for income taxes, the option to recognize forfeiture credits as they occur rather than as an estimate of future activity, and classifications in the statement of cash flows. Upon the adoption, we recorded a cumulative effect adjustment to our accumulated deficit of approximately $53,000, with a corresponding increase to additional paid-in capital, to reverse our forfeiture estimate for unvested awards. All forfeitures occurring after adoption are being recognized in the consolidated statement of operations in the reporting period in which they occur. We had $1,831,000 of forfeitures during the nine months ended September 30, 2017 related to a reduction in force that occurred in July 2017.

In May 2014, ASU 2014-09, Revenue from Contracts with Customers (Topic 606), was issued; several subsequent pronouncements were issued to clarify and refine the guidance in ASU 2014-09. The standard outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. Revenue recognized under ASU 2014-09 will represent the consideration an entity expects to be entitled to in exchange for the transfer of goods or services to a customer; it also requires additional disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. We will be required to adopt this pronouncement in the first quarter of 2018, using either a full retrospective or modified retrospective approach. Since we have recently launched commercial operations and have limited commercial sales through September 30, 2017, we are still evaluating ASU 2014-09 and plan to determine an implementation approach in the fourth quarter of 2017.

In February 2016, ASU 2016-02, Leases (Topic 842), was issued. ASU 2016-02 requires lessees to recognize assets and liabilities for all leases with terms exceeding 12 months, including those currently identified and accounted for as operating leases. ASU 2016-02 is effective the first quarter of 2019. We currently have only one lease to which the ASU would apply; we will continue to evaluate the impact of implementation on this lease and potential new leases.

3.	Investment Securities

Investment securities are marketable equity or debt securities. All of our investment securities are “available-for-sale” securities and carried at fair value. Fair value for securities with short maturities and infrequent secondary market trades typically is determined by using a curve-based evaluation model that utilizes quoted prices for similar securities. The evaluation model takes into consideration the days to maturity, coupon rate and settlement date convention. Net unrealized gains or losses on these securities are included in accumulated other comprehensive loss, which is a separate component of stockholders’ deficit. Realized gains and realized losses are included in other expense while amortization of premiums and accretion of discounts are included in interest income. Interest and dividends on available-for-sale securities are included in interest income. We periodically evaluate our investment securities for impairment. If we determine that a decline in fair value of any investment security is other than temporary, then the cost basis would be written down to fair value and the decline in value would be charged to earnings.

Our investment securities are under the custodianship of a major financial institution and consist of FDIC-insured certificates of deposit. We have classified all of our available-for-sale investment securities as current assets on our consolidated balance sheets because we consider them to be highly liquid and available for use, if needed, in current operations. As of September 30, 2017, none of our investment securities had contractual maturity dates of more than one year.

-  6  -

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

At September 30, 2017, we had $1,470,000 of investment securities.

4.	Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation.  Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which is generally three to five years.  Leasehold improvements are amortized over the economic life of the asset or the lease term, whichever is shorter.

Property and equipment at September 30, 2017 and December 31, 2016 are as follows (in thousands):

	September 30,	December 31,
	2017	2016
Furniture, office equipment, and software	$704	$655
Laboratory equipment	6,180	6,604
Leasehold improvements	2,417	2,412
	9,301	9,671
Accumulated depreciation and amortization	(7,535)	(7,394)
	$1,766	$2,277

5.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities at September 30, 2017 and December 31, 2016 are as follows (in thousands):

	September 30,	December 31,
	2017	2016
Accrued salaries and other employee costs	$1,125	$1,456
Accrued operating expenses	631	519
Accrued use taxes and other	79	198
	$1,835	$2,173

6.	Convertible Notes Payable and Warrants to Purchase Common Stock

In May 2017, we issued 338 convertible notes and in June 2017 we issued 133 convertible notes (collectively, the “2017 Notes”), each with a face value of $100,000, for total gross cash proceeds of $47.1 million. From these cash proceeds, we repurchased 1,732,260 shares of our common stock from one of the 2017 Note investors at $7.212 per share, for a total repurchase of $12.5 million, and incurred transaction costs of $2.1 million, leaving us with net proceeds of $32.5 million. The 2017 Notes are convertible at any time at the holders’ election; the conversion rate as of September 30, 2017 was $8.655 per share, which would result in issuing 5,441,941 shares of common stock upon conversion. The conversion rate is downward adjustable based on the issue price of securities in a future Company financing, if any, to a minimum of $7.212 per share. The 2017 Notes mature five years from issue date, if not converted or redeemed earlier. Interest accrues at the rate of 8.0 percent per annum, compounded annually, and is payable upon redemption or maturity; accrued interest is not payable or convertible upon conversion of the notes. Holders of the 2017 Notes have a right to request redemption of the notes (face value plus accrued interest) on November 4, 2019, if they have not been previously converted or redeemed, if the holders have provided at least 30 days’ written notice to elect such a redemption.

On their issue dates, we evaluated the 2017 Notes and, following an analysis of the embedded and derivative features, made an irrevocable election to account for the notes at fair value. The fair value on September 30, 2017 was estimated to be $38.5 million, $8.6 million below the $47.1 million face value of the 2017 Notes.

-  7  -

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

In November 2014, we issued 250 convertible notes (the “2014 Notes”), each with a face value of $100,000, for total gross cash proceeds of $25.0 million. The 2014 Notes are convertible at any time at the holders’ election into a total of 11,506,156 shares of common stock, which is a conversion rate of $2.17275 per share. The 2014 Notes mature on November 14, 2019, if not converted or redeemed earlier. Interest accrues at the rate of 7.54 percent per annum, compounded annually, and is payable upon redemption or maturity; accrued interest is not payable or convertible upon conversion of the 2014 Notes. Effective June 1, 2017, upon stockholder approval, the one-time option for holders to redeem the notes on June 30, 2017 and the provision for an automatic conversion of the notes were eliminated and the 2014 Notes were modified to be subordinated to the 2017 Notes.

On their issue date, we evaluated the 2014 Notes and, following an analysis of the embedded and derivative features, we made an irrevocable election to account for the notes at fair value. Following the June 1, 2017 modifications, we continued to account for the 2014 Notes under the fair value method. The fair values of the 2014 Notes as of September 30, 2017 and December 31, 2016 were calculated to be $67.2 million and $91.7 million, respectively.

Changes in the fair value of the 2014 and 2017 Notes (collectively, the “Notes”) are recorded as gains or losses in the other income (expense) portion of our consolidated statement of operations. During the three months ended September 30, 2017 and 2016, we accrued $1.5 million and $0.5 million in interest expense on the Notes, respectively.  During the nine months ended September 30, 2017 and 2016, we accrued $3.1 million and $1.5 million in interest expense on the Notes, respectively.  An additional $2.1 million of transaction costs related to the issuance of the 2017 Notes was booked to interest expense during the nine months ended September 30, 2017.

In connection with issuing the 2017 Notes, in May 2017 and June 2017 we issued warrants to purchase up to 2,119,500 shares of common stock. The warrants are immediately exercisable and expire five years from issue date. Through September 30, 2017, the exercisable price of the warrants was $5.00 per share; the exercise price could be adjusted upward to a maximum of $7.212 per share, based on the issue price of securities in a future Company financing, if any. The fair value of the warrants on September 30, 2017 was estimated to be $5.0 million. Changes in the fair value of the warrants are recorded as gains or losses in the other income (expense) portion of our consolidated statement of operations.

The aggregate fair value of the 2017 Notes and warrants on their issue dates was estimated to be $47.6 million, which was $0.5 million higher than the $47.1 million issue price; we recorded this difference as a loss on issuance in the consolidated statement of operations.

The warrants we issued in November 2014 in connection with issuing the 2014 Notes were exercised in full on or before February 12, 2016. Prior to their exercise, we recorded their change in fair value in our consolidated statement of operations. The loss on change in fair value from January 1, 2016 to February 12, 2016 was $9.0 million.

-  8  -

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

7.	Fair Value Measurements

Our investment securities, Notes and common stock warrant liability are carried at fair value.  The fair value of financial assets and liabilities is measured under a framework that establishes “levels” which are defined as follows: (i)  Level 1 fair value is determined from observable, quoted prices for identical assets or liabilities; (ii) Level 2 fair value is determined from quoted prices for similar items in active markets or quoted prices for identical or similar items in markets that are not active, and (iii) Level 3 fair value is determined using the entity’s own assumptions about the inputs that market participants would use in pricing an asset or liability.

The fair values of our investment securities, Notes and common stock warrant liability are summarized in the following tables (in thousands):

	September 30, 2017
	Total	Fair Value Determined Under:
	Fair Value	Level 1	Level 2	Level 3
Investment securities	$1,470	$—	$1,470	$—
Convertible notes payable	$105,697	$—	$—	$105,697
Common stock warrant liability	$4,958	$—	$—	$4,958

	December 31, 2016
	Total	Fair Value Determined Under:
	Fair Value	Level 1	Level 2	Level 3
Convertible notes payable	$91,655	$—	$—	$91,655

The fair values of our 2017 Notes as of September 30, 2017 and the fair values of our 2014 Notes as of December 31, 2016 were determined utilizing a Least Squares Monte Carlo simulation model; the fair value of our warrants to purchase common stock was determined using either a Least Squares Monte Carlo simulation model or a Black-Scholes valuation model, depending on their exercise price and other features. These models require use of unobservable inputs that are determined by management, with the assistance of independent experts. These inputs represent our best estimates, but involve certain inherent uncertainties. We use the market value of the underlying stock, a life equal to the contractual life of the financial instrument, incremental borrowing rates and bond yields that correspond to instruments of similar credit worthiness and the instrument’s remaining life, an estimate of volatility based on the historical prices of our trading securities, and we make assumptions as to our abilities to test and commercialize our product(s), to obtain future financings when and if needed, to comply with the terms and conditions of our Notes, and the probability of a change in control event.

A summary of the assumptions used to value these Level 3 liabilities is as follows:

	September 30,	December 31,
	2017	2016
Market price per share of common stock	$5.85	$7.88
Risk-free interest rate	1.90%	2.00%
Expected volatility of common stock	45.00%	80.00%
Expected life (in years)	4.59 - 4.71	2.87
Bond yield of equivalent securities	26.50%	27.00%

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

As the 2014 Notes were significantly in the money and no longer had complex features as of September 30, 2017, we used an “as-converted” method for calculating the fair value of such notes.  This involved multiplying the number of shares the 2014 Notes convert to (11,506,156 shares) by the Company’s stock price as of September 29, 2017 (the last trading day of the quarter).  We performed an evaluation as to whether the as converted method would yield a materially different result from the Least Squares Monte Carlo simulation model used in previous quarters and determined that it would not.

-  9  -

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

A reconciliation of the convertible notes payable and common stock warrant liability that are measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

	Nine Months Ended September 30, 2017
	Convertible	Common Stock
	Notes Payable	Warrant Liability
Beginning balance	$91,655	$—
Net issuances	40,954	6,666
Total unrealized gains on change in fair value	(26,912)	(1,708)
Ending balance	$105,697	$4,958

8.	Commitments and Contingencies

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

Additional terms of the technology licenses include annual licensing payments of $175,000 until the underlying technology has been commercialized. Since we began commercial sales of our Fantom scaffold in July 2017, these annual license fees will not continue after 2017. Terms of the licenses also include other payments to occur during commercialization that could total $950,000, payment of $350,000 upon a change in control of ownership, payments of up to $300,000 annually to extend filing periods related to certain technology (of which, payments totaling $250,000 per year during 2016, 2017, and 2018 may be deferred to January 1, 2019), and payment of patent filing, maintenance, and defense fees. The license terms remain in effect until the last patent expires.

9.	Capital Stock

Our certificate of incorporation, as amended, authorizes us to issue 100,000,000 shares of common stock, par value $0.0001 per share, 25,000,000 shares of Class B common stock, par value $0.0001 per share and 5,000,000 shares of undesignated preferred stock, par value $0.0001 per share.  As of September 30, 2017 and December 31, 2016, 41,245,820 and 42,851,477, respectively, shares of common stock were outstanding and no shares of Class B common stock or undesignated preferred stock were outstanding.

10.	Stock-Based Compensation

The Plan:  Our 2010 Equity Incentive Plan, as amended (the “Plan”), provides for grants of incentive and non-qualified stock options for purchase of our common stock at a price per share equal to the closing market price on the date of grant and for awards of restricted stock units (“RSUs”) and restricted stock, for which there is no consideration payable by the recipient. The number of shares reserved for issuance under the Plan may be increased annually by up to three percent of the outstanding stock of the Company and on January 1, 2017, an additional 1,285,544 shares were reserved for issuance under the Plan. An aggregate of 9,232,012 shares are reserved for issuance under the Plan as of September 30, 2017. One share of common stock is issued for each stock option that is exercised or each RSU that vests. All stock issuances under the Plan are made with new shares from our authorized but unissued common stock. The term of grants and awards under the Plan may not exceed ten years.

-  10  -

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Employees, non-employee directors, and consultants are eligible to participate in the Plan. For purposes of determining stock-based compensation expense, we include non-employee directors with employees; we account for consultant compensation expense separately. Option activity under the Plan is as follows:

	Options	Weighted Average
	Outstanding	Exercise Price
Balance at December 31, 2015	5,912,425	$6.46
Granted	570,100	8.22
Cancelled	(106,834)	10.81
Exercised	(247,499)	4.04
Balance at December 31, 2016	6,128,192	$6.65
Granted	897,100	6.80
Cancelled	(336,466)	7.04
Exercised	(121,678)	2.81
Balance at September 30, 2017	6,567,148	$6.72

Vesting periods of stock and unit awards and option grants are determined by the Company’s Board of Directors. The majority of options granted by the Company vest over four years, with 25 percent vesting on the one-year anniversary of the vesting commencement date and 75 percent vesting in equal monthly installments thereafter. A majority of those options are exercisable at any time but, if exercised, are subject to a lapsing right of repurchase by us at the exercise price until fully vested. During March 2015, we granted a total of 316,000 options that vest based on certain performance milestones of the Company. We estimated the vesting term for each performance objective on the date of grant, and on each reporting date thereafter, based on our internal timelines and operating projections. Our estimates of vesting ranged from approximately nine to 30 months at the grant date in March 2015; we estimated the remaining vesting term to be 12 months as of December 31, 2016 and to be fifteen months as of September 30, 2017. A total of 65 percent of these options had vested as of September 30, 2017. 12,250 of these options were cancelled during the year ended December 31, 2016 and 63,000 were cancelled during the nine months ended September 30, 2017.

During January 2013 and May 2013 we awarded 40,000 shares, and 47,500 shares, respectively, of restricted stock; 25 percent of each award vests on each annual anniversary date of the award. As of September 30, 2017, all of these awards had vested and none had been cancelled.

RSU activity under the Plan is as follows:

	RSUs	Performance	Time
	Outstanding	Based	Based
Balance at December 31, 2014	—	—	—
Granted	824,200	824,200	—
Cancelled	—	—	—
Vested	—	—	—
Balance at December 31, 2015	824,200	824,200	—
Granted	47,800	—	47,800
Cancelled	(118,000)	(118,000)	—
Vested	—	—	—
Balance at December 31, 2016	754,000	706,200	47,800
Granted	322,300	87,500	234,800
Cancelled	(479,200)	(479,200)	—
Vested	(47,800)	—	(47,800)
Balance at September 30, 2017	549,300	314,500	234,800

-  11  -

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

We estimated the vesting term for each performance objective on the award date, and on each reporting date thereafter, based on our internal timelines and operating projections. As of September 30, 2017, we estimated the remaining weighted average vesting term to be 11.1 months for the RSUs granted in 2015 and 9.0 months for the RSUs granted in 2017.

Time-based RSUs generally vest over one year for non-employee directors and ratably over three years for employees.

No tax benefits arising from stock-based compensation have been recognized in the consolidated statements of operations and comprehensive loss through September 30, 2017.

Grants and Awards to Employees:  We account for option grants, restricted stock awards, and RSU awards to employees based on their estimated fair values on the date of grant or award, with the resulting stock-based compensation recorded over the requisite service period on a straight-line basis. For the options and RSUs that vest upon performance milestones, we estimate the probability that the performance milestones will be met and record the related stock-based compensation expense. During the three months ended March 31, 2016, we determined that two of the three performance targets for our performance-based awards continued to be probable of being achieved and, therefore, we recorded straight-line quarterly expense of $344,000 for those awards only. During the three months ended June 30, 2016, we determined that all three of the performance targets were probable of being achieved, and, therefore, recorded cumulative expense for the third performance target during the second quarter of 2016. We continued to believe all three performance targets were probable of being achieved through September 30, 2017 and recorded straight-line expense of $34,000 and $268,000 for the awards during the respective three and nine months ended September 30, 2017. In the three months ended September 30, 2017, we reversed approximately $1,831,000 of stock-based compensation related to unvested awards for employees that were terminated in association with our transition from research and development activities to commercial operations.

Stock-based compensation arising from employee options and awards under the Plan is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Research and development expense	(548)	(104)	(202)	1,060
Selling, general, and administrative expense	(338)	788	1,205	2,654
	$(886)	$684	$1,003	$3,714

The fair value of restricted stock and RSU awards is equal to the closing market price of our common stock on the date of award. The fair value of options granted was estimated on the date of grant using the following weighted-average assumptions:

	Nine Months Ended
	September 30,
	2017	2016
Risk-free interest rate	2.17%	1.56%
Expected volatility of common stock	65.44%	57.60%
Expected life in years	6.21	6.13
Dividend yield	0%	0%

The assumed risk-free interest rate was based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected life of the option. The assumed volatility through June 30, 2016 was calculated based on the historical market prices of a selected group of publicly traded companies considered to be our peers; we used peer group data due to our limited historical trading data but adjusted the 2016 volatility upward by approximately ten percent to allow us to move toward using our trading history, which is more volatile than our peer group. Beginning in 2017, we use our historical market prices; our securities began trading on our IPO date of December 23, 2010, which provides approximately 6.75 years’ history as of September 30, 2017. For options that vest based on passage of time, the expected option life was calculated using the simplified method under the accounting standard for stock compensation and a ten-year option expiration; we use the simplified method because we do not yet have adequate option activity history to establish a reasonable expected life. For options that vest

-  12  -

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

based on performance achievements, the expected life was calculated based on the requisite service periods estimated by management and a ten-year option expiration. The expected dividend yield of zero reflects that we have not paid cash dividends since inception and do not intend to pay cash dividends in the foreseeable future. The options granted to employees during the nine months ended September 30, 2017 had a weighted average grant date fair value of $4.15.

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2017 and 2016 was $362,000 and $92,000; respectively.

At September 30, 2017, total unrecognized estimated compensation cost related to non-vested share-based awards granted prior to that date was $8.0 million, which is expected to be recognized over a weighted-average period of 1.9 years.

11.	Net Income (Loss) Per Common Share

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

Basic net income (loss) per share reconciles to fully diluted net loss per share as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Diluted Net Loss:
Net income (loss) used for basic net income (loss) per share	$6,053	$(23,943)	$6,974	$(69,296)
Interest expense on 2014 convertible notes payable	550	—	1,631	—
Gain on change in fair value of 2014 convertible notes payable	(8,741)	—	(24,459)	—
	$(2,138)	$(23,943)	$(15,854)	$(69,296)
Weighted Average Shares Used to Compute Diluted Net Loss per Share:
Shares used for basic net income (loss) per share	41,197,348	42,681,176	42,001,898	41,909,945
Common share equivalents	11,506,156	—	11,506,156	—
	52,703,504	42,681,176	53,508,054	41,909,945

-  13  -

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The following weighted average shares were excluded from the computations of diluted net loss per share because including them would have been antidilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Options to purchase common stock	6,478,522	6,462,165	6,410,462	6,354,540
Unvested restricted stock	—	23,310	6,914	34,769
Restricted stock units	691,833	862,848	797,412	926,018
Warrants to purchase common stock	2,119,500	—	1,070,291	670,620
Common share equivalents of convertible notes	16,948,097	11,506,156	14,254,192	11,506,156
	26,237,952	18,854,479	22,539,271	19,492,103
12.	Income Taxes

We have reported tax net operating losses since our inception through September 30, 2017; therefore, no provision for income taxes has been recorded since our inception. The net operating tax loss carryforwards arising from our net losses may be available to offset future taxable income for income tax purposes; however, under Internal Revenue Code (“IRC”) Sections 382 and 383, use of the net operating tax loss carryforwards, as well as our research tax credit carryforwards, may be limited based on cumulative changes in ownership. We have established a valuation allowance against our net deferred tax assets due to the uncertainty surrounding the realization of those assets and we, therefore, have no deferred asset or liability balance for any reporting period. We periodically evaluate the recoverability of the deferred tax assets and, when it is determined that it is more-likely-than-not that the deferred tax assets are realizable, the valuation allowance will be reduced. Due to our valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

13.	Subsequent Event

In October 2017, we amended our existing facility lease.  The lease expiration date was extended for a period of 88 months from January 31, 2018 to May 31, 2025.  Our monthly rent will be $65,573 per month starting on February 1, 2018, with increases of 3.0% annually on February 1st of each following year.  In coordination with our amendment, we also received a tenant improvement allowance of up to $786,870.  We intend to start our tenant improvement work in early 2018 and complete all work in time for the allowance to be paid out by June 30, 2019, in accordance with the amendment.

-  14  -

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

Overview

We are a medical device company that is focused on the development and commercialization of bioresorbable products for vascular applications. On April 3, 2017, our first product, Fantom, was approved for sale under a CE Mark, which allows us to commercialize in Europe and other jurisdictions that recognize the CE Mark. Fantom is a sirolimus-eluting bioresorbable scaffold designed specifically for coronary vascular applications. We believe Fantom is uniquely positioned to meet a market opportunity because of its distinctive features. Earlier generations of bioresorbable scaffolds created excitement as a solution to metal stents because they potentially reduce the long-term complications inherent with permanent metal implants. Fantom is the only bioresorbable scaffold made from our Tyrocore™, our proprietary tyrosine-derived polymer designed specifically for vascular scaffold applications. Tyrocore is inherently radiopaque, making Fantom the first and only BRS that is visible under fluoroscopy.  Fantom is designed with thin struts while maintaining strength and with distinct ease-of-use features such as expansion with one continuous inflation and no requirement for refrigeration.

We commenced commercial operations in the second quarter of 2017 and revenues were first recorded in the third quarter of 2017. Prior to its approval, Fantom had been implanted in 247 patients in the FANTOM I and FANTOM II clinical trials conducted in eight countries outside the United States. We used six-month clinical results from 117 patients in the FANTOM II clinical trial for our CE Mark application.

Bioresorbable stents are called “scaffolds” because they are not permanent devices like metal stents. In clinical use, a scaffold is implanted by an interventional cardiologist during a minimally invasive procedure. It is delivered to a coronary artery location with a balloon catheter system, whereupon it is deployed to restore blood flow through the artery and support the artery to prevent further blocking, or “restenosis.”

Prior to receiving CE Mark for Fantom, we invested significant time and funds in development, having performed scientific research, engineering development, and testing in laboratory and preclinical studies. We developed, tested, and selected the polymer formulation, tested and selected the anti-restenotic drug and coating process, created and iterated the device design, and identified and implemented methods and processes to produce and test the scaffold. We designed and performed extensive preclinical tests that ranged from bench and engineering studies to in vitro and in vivo laboratory studies. In 2007, we enrolled patients in a small human clinical study that proved the viability of the technology while confirming areas for further development. We have been developing and advancing our scaffolds in both design and polymer composition since that study and have undertaken significant testing, including enrollment of 165 patients in two clinical trials between 2011 and 2014 with a prior generation product design. We follow all clinical trial patients for a period of five years, including the 247 patients implanted with our Fantom scaffold between December 2014 and March 2016.

We have prepared our manufacturing capabilities for commercialization and have developed our sales, marketing, and distribution strategies. We began our commercial launch late in the second quarter of 2017 and shipped our first product in the third quarter of 2017. Once we have successfully completed the initial phases of our launch in certain countries in Europe, we will expand our commercial capabilities to allow for additional

-  15  -

jurisdictions. We have been preparing our systems and back-office needs for commercialization and will continue to expand these during the remainder of 2017 and early 2018.

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

We manage all of our research, development, and manufacturing activities from one location in San Diego, California. As of September 30, 2017, we had 49 employees, a majority of whom are degreed professionals and two of whom are PhDs. We have begun to establish a small sales force in Europe to perform our commercial sales activities; our Vice President, Europe was hired on August 1, 2017, and we will continue to build the sales team during the remainder of 2017 and beyond. We augment our internal expertise with contract research and preclinical laboratories, outside catheter manufacturing, a third-party distribution and logistics service, and other outside services as needed. We have three clean rooms, a polymer manufacturing lab, and multiple engineering and chemistry labs at our facility in San Diego, in addition to our corporate and administrative offices. We are ISO certified to the medical device standard 13485:2012 and intend to maintain this certification.

As of September 30, 2017, our cash, cash equivalents and investment securities balance was approximately $24.1 million, which we believe will be sufficient to fund our operating and capital needs into 2019. These cash resources include approximately $32.5 million in cash proceeds received during the second quarter of 2017 upon the issuance of convertible notes and warrants, net of transaction costs and the repurchase of 1,732,260 shares of our common stock for $12.5 million from one of the investors to the transaction.

We have incurred substantial losses since our inception; as of September 30, 2017, we had accumulated a deficit of approximately $382.3 million. We expect our losses to continue as we launch commercial operations, continue to conduct clinical trials, and develop and test additional products. While Fantom has been approved for sale and we recognized revenue in the third quarter of 2017, our efforts to generate substantial revenue and achieve positive cash flows from our operations may take several years, even if we are successful with our initial commercial efforts. In order to successfully transition to profitable operations, we will need to achieve a level of revenues and product margins to support the Company’s cost structure. Until such time as we generate positive cash flow, we plan to continue to fund our operating and capital needs by utilizing current cash resources. Also, management expects to pursue listing of our common stock on NASDAQ, or another exchange approved by our noteholders, in 2018 and may consider raising additional funds concurrent with that listing in order to conduct a U.S. clinical trial or through other debt or equity financings.

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

Key Components of our Results of Operations

We sold our first commercial product and revenues were first recorded in the third quarter of 2017.  We received CE Mark regulatory approval of our Fantom scaffold on April 3, 2017; prior to that date, our activities focused on research and development, including clinical studies and commercial preparations, and our operating costs consisted of research and development and general and administrative expenses. Upon CE Mark, we began capitalizing raw material purchases and commercial scaffold production costs to inventory, recording a total of $370,000 in inventory as of September 30, 2017. We began to incur selling expenses during the second quarter of 2017. Along with revenue, we recorded cost of revenue for the first time in the third quarter of 2017. In addition to our operating expenses, we record other income or expense that primarily arises from the convertible notes we issued in 2014 and the second quarter of 2017 and the warrants we issued in the second quarter of 2017. Following are the significant components contributing to our results of operations through September 30, 2017.

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

-  16  -

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

Historically, our research and development expenses have represented between 70 and 75 percent of our total operating expenses; they represented 68 percent of total operating expenses for the year ended December 31, 2016 and 64 percent for the nine months ended September 30, 2017, reflecting our decreasing development and clinical trial activities as we pivot to commercial operations. We expect our research and development expenses to continue to decrease during the remainder of 2017 and to decrease as a percentage of our total expenses as we continue this transition; however, we expect our research and development expenses to continue to be a significant portion of our operating expenses as we continue to research, prove feasibility, and develop additional products.

Selling, General, and Administrative Expenses:  Our selling, general, and administrative expenses consist primarily of salaries and benefits for our executive officers and administrative staff, corporate office and other overhead expenses, legal expenses including patent filing and maintenance costs, audit and tax fees, investor relations and other public company costs, and travel expenses. Through September 30, 2017, we incurred a limited amount of selling expenses. Although our patent portfolio is one of our most valuable assets, we record legal costs related to patent development, filing, and maintenance as expense when the costs are incurred since the underlying technology associated with these assets is purchased or incurred in connection with our research and development efforts and the future realizable value cannot be determined.

Historically, our selling, general and administrative expenses have represented between 25 and 30 percent of our total operating expenses; they represented 32 percent of total operating expenses for the year ended December 31, 2016 and 36 percent for the nine months ended September 30, 2017. We anticipate continuing to invest in patents at similar levels as we have in the past. Additionally, we anticipate that we will expand our corporate infrastructure during the remainder of 2017 and early 2018 to support the commercialization of Fantom and the ongoing needs of being a public company. We also began to incur sales and marketing expenses, including salaries and overhead for our sales team, in the third quarter of 2017.

Revenue and Cost of Revenue:  We initiated commercial sales and recorded $17,000 in revenue and $7,000 in cost of revenue for the three months ended September 30, 2017.  Total billings from shipped product were $105,000 for the three months ended September 30, 2017.  As we hire sales personnel throughout the remainder of 2017 and early 2018, we anticipate revenues to grow.  We are implementing a controlled launch plan, with a direct sales force, for our initial target territories of Germany, Switzerland, Austria, Denmark and the Benelux region.  We currently have customers in Germany and Switzerland.  We are targeting large hospitals that perform over 1,000 percutaneous coronary intervention (“PCI”) procedures annually in these territories.  Our goal is to grow share within these hospitals through physician experience with Fantom, by providing additional clinical evidence, and by introducing new product offerings, including a 95 micron scaffold that we anticipate will have CE Mark in early 2018.

Other Income (Expense):  The components of other income (expense) include interest expense on our convertible notes and the gains or losses arising from the changes in fair values of our outstanding convertible notes and warrants. We elected to account for our convertible notes using the fair value method; consequently, we recorded the offering costs arising from our financing transactions as interest expense when incurred and we recognize a gain or loss on issuance of convertible notes and warrants, measured as the difference between the issue price and fair value on the date of issuance. We remeasure fair value at each reporting date and if those fair values change, we record a corresponding gain (upon a decrease in fair value) or loss (upon an increase in fair value) in the consolidated statement of operations.

The fair values of our convertible notes and warrants have fluctuated significantly during the periods they have been outstanding due to a variety of factors. These factors include the successful completion of operating milestones such as enrollment of patients in clinical trials, positive clinical results, receipt of CE Mark, and completion of financings, as well as uncertainties, delays in milestones and progress, and changes in the market price of our trading securities. We recorded a $28.6 million gain from decreases in fair value during the nine months ended September 30, 2017 and a $47.1 million loss on increases in fair value during the nine months ended September 30, 2016. Until the Notes are either converted into common stock or repaid and the warrants are either exercised or expire, we expect our other income (expense) to fluctuate, possibly by significant amounts, by future gains or losses on changes in their fair values. Also, we will continue to accrue and record interest expense on the notes at their stated rates until they are either converted or repaid.

-  17  -

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

We believe the following accounting policies involve a greater degree of judgment and complexity than any other of our accounting policies and, therefore, are the most critical to understanding and evaluating our consolidated financial condition and results of operations through September 30, 2017.

Revenue:  We received our first order for Fantom in June 2017.  We sell Fantom to hospitals, and title and risk of loss transfer upon delivery to these hospitals.  We recognize revenue when all of the following four criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.  We also consider any return or exchange rights. We analyze product reorder rates to evaluate and determine whether exchange rights exist and are likely to be exercised.  If the revenue recognition criteria are not met, we defer the recognition of revenue by recording deferred revenue until such time that all criteria are met.

We recognized $17,000 of revenue in the three months ended September 30, 2017.   Total billings for shipped product for this period were $105,000; the variance between total billings for shipped product and recognized revenue was recorded as deferred revenue.

Accounts receivable consist of trade receivables recorded upon shipment of product reduced by reserves when necessary for estimated bad debts.  Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  Credit is extended based on an evaluation of the customer’s financial condition.  The allowance for doubtful accounts is determined based on current customer information and other relevant factors, including specific identification of past due accounts.   Once a receivable is deemed to be uncollectible, such balance is charged against the allowance.  As of September 30, 2017, our allowance for doubtful accounts is $0.

Research and Development Costs:  We expense research and development (“R&D”) costs as incurred. Our preclinical and clinical study costs are incurred on a contract basis and generally span a period from a few months to several years. We record costs incurred under these contracts as the work occurs and make payments according to contractual terms. Until a contract is completed, we estimate the amount of work performed and accrue for estimated costs that have been incurred but not paid. As actual costs become known, we adjust our accruals. Until such time as we commence another large clinical trial, we expect our clinical expense accruals to continue to decrease since we have passed the primary measurement points for the patients in our Fantom trial. We will continue to make estimates of work performed throughout the term of our clinical trials, each of which is expected to be five years or longer. If our estimates are inaccurate, possible material changes to our accruals could be required, which could materially affect our results of operations within any fiscal period. To date, there have been no material changes in our research and development expense estimates, including our estimates for accrued clinical costs.

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

-  18  -

Stock-based compensation expense has been recorded as either cost of revenue, research and development or selling, general and administrative expense based on a recipient’s work classification. For stock options, we estimate the grant date fair value by using the Black-Scholes option pricing model. For the model inputs, we use the fair value of the underlying common stock, a risk-free interest rate that corresponds to the expected life of the option, an expected option life ranging between 5.50 and 6.25 years, and an estimate of volatility based on the market trading prices of comparative peer companies. We used peer group data through December 31, 2016 due to the fact that we had limited historical trading data. Beginning in 2017, we use our historical market prices; our securities began trading on our IPO date of December 23, 2010, which provides approximately 6.75 years’ history as of September 30, 2017. The fair values of RSUs and restricted stock awards are equal to the closing market price of our common stock on the date of award.

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

We occasionally grant options to consultants; no consultant options remained subject to vesting at either September 30, 2017 or 2016. When we grant or have unvested consultant options, we estimate the fair value at date of grant and at each subsequent reporting date until vesting is complete and record compensation expense based on the fair value during the service period of the consultant.

As a result of our use of estimates for the fair value calculations and the performance-based achievement probabilities, if factors change and we use different assumptions, the amount of our stock-based compensation expense could fluctuate materially in the future. Also, we may grant additional employee options or awards during the remainder of 2017 as we expand our workforce, including the addition of a direct sales force, and begin commercial sales, which could result in an increase of our stock-based compensation in the future. In July 2017, we announced a reduction in workforce; this reduction resulted in a one-time reversal during the third quarter of 2017 of approximately $1,831,000 in stock compensation expense that had been recorded from March 2015 to July 2017.

Inventory:  We received CE Mark regulatory approval of our Fantom scaffold on April 3, 2017, at which time we began capitalizing raw material purchases and commercial scaffold production costs to inventory. As of September 30, 2017, our inventory consisted of $185,000 in raw materials, $99,000 of work-in-process, and $53,000 of finished goods, stated at the lower of cost or net realizable value based on the first-in, first-out cost method (“FIFO”). Our inventory balance at September 30, 2017 also includes $33,000 of deferred cost of revenue.  Our policy is to record an estimated allowance against inventory for unsalable, obsolete, or impaired inventory, with a corresponding increase to cost of revenue; through September 30, 2017, no inventory was considered to be unsalable, obsolete, or impaired and, therefore, no allowance was recorded. We record the cost of product to be used in research and development or clinical trials as research and development expense.  Since we have limited history of commercial inventory or estimating an inventory allowance, if our initial or future estimates are inaccurate, possible material changes to our inventory or the related allowance could be required, which could materially affect our results of operations.

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

Following our analyses of their embedded and derivative features, we elected to utilize fair value accounting for the convertible notes issued in November 2014 and those issued during the second quarter of 2017. The fair values of the 2017 Notes are determined using a Least Squares Monte Carlo simulation model, which requires the use of subjective assumptions, including unobservable inputs that are supported by little or no market activity. The assumptions represent our best estimates, but involve certain inherent uncertainties. Inputs to the model include the market value of the underlying stock, a life equal to the contractual life of the notes, incremental borrowing rates that correspond to debt with similar credit worthiness, estimated volatility based on the historical prices of our trading securities, and we make assumptions as to our abilities to test and commercialize our product(s), to obtain future financings when and if needed, and to comply with the terms and conditions of the notes.

-  19  -

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

Results of Operations

During the first nine months of 2017, our operating activities focused on finalizing processes for commercial operations which commenced in the third quarter of 2017. Additionally, we completed our financing transaction with issuances of convertible notes and warrants in May 2017 and June 2017, receiving net cash proceeds of approximately $32.5 million.

During the first nine months of 2016, our operating activities consisted of clinical trial enrollments, which were completed in March 2016 with a total of 240 patients enrolled, performing follow-up assessments of the patients, collecting the related clinical data to support the CE Mark submission that was completed in August 2016, and refining our manufacturing processes in preparation for the commercialization of Fantom.

Comparison of the Three Months Ended September 30, 2017 and 2016

Our operating results for the three months ended September 30, 2017 and 2016 are as follows (dollars in thousands):

	Three Months Ended
	September 30,		Change
	2017	2016	$	%
Revenues	$17	$—	$17	100%
Gross profit	$10	$—	$10	100%
Research and development expense	$3,092	$4,212	$(1,120)	(27%)
Selling, general, and administrative expense	$1,687	$1,937	$(250)	(13%)
Interest expense	$1,499	$512	$987	193%
Gain (loss) on change in fair values of convertible notes and warrant liability	$12,304	$(17,269)	$29,573	(171%)

We recognized $17,000 of revenue in the three months ended September 30, 2017 compared to no revenue for the same period in 2016.

Gross profit for the three months ended September 30, 2017 was $10,000 or approximately 59%.  Gross profit this quarter was higher than expected due to a portion of manufacturing costs being allocated to R&D expenses as they were incurred prior to CE Mark in April 2017.  We anticipate that future gross profits will be lower than our third quarter results and industry standards until we reach higher sales and manufacturing volumes.

Research and development expense decreased by $1.1 million, or 27 percent, to $3.1 million for the three months ended September 30, 2017 compared to $4.2 million for the same period in 2016. The decrease is due primarily to net decreases in personnel costs of $0.4 million, material costs and testing services of $0.4 million related to our transition from research and development to commercialization and overhead allocations of $0.3 million as we continue to assess our overhead rates during this initial period of commercial activities.

Selling, general, and administrative expense decreased $0.2 million, or 13 percent, to $1.7 million for the three months ended September 30, 2017 compared to $1.9 million for the same period in 2016. The decrease is due

-  20  -

primarily to decreases in personnel costs of $0.7 million, of which a significant portion is related to the forfeiture of performance based stock awards in connection with executive retirements and the reduction in force that occurred in the third quarter of 2017.  This decrease was offset by increases of $0.3 million in audit related and legal fees attributed to the accounting for our 2017 Notes and $0.2 million in sales and marketing expenses.

Interest expense increased by $1.0 million, or 193%, to $1.5 million for the three months ended September 30, 2017 compared to $0.5 million for the same period in 2016.  The increase is due to a full quarter of interest on both the 2014 and 2017 Notes in the third quarter of 2017 as compared to a full quarter of interest on only the 2014 Notes in the third quarter of 2016.

We recorded a gain of $12.3 million on the change in fair values of convertible notes and warrant liability for the three months ended September 30, 2017, as compared to a loss of $17.3 million for the same period in 2016.  The gain/(loss) on change in fair values of convertible notes is impacted by the number of Notes outstanding for each period, as well as other factors that drive fair value, most significantly, the market trading price of our stock.  The market price of our stock decreased by approximately 12% in the three months ended September 30, 2017 and increased by approximately 19% in the three months ended September 30, 2016.

Comparison of the Nine Months Ended September 30, 2017 and 2016

Our operating results for the nine months ended September 30, 2017 and 2016 are as follows (dollars in thousands):

	Nine Months Ended
	September 30,		Change
	2017	2016	$	%
Revenues	$17	$—	$17	100%
Gross profit	$10	$—	$10	100%
Research and development expense	$10,139	$14,165	$(4,026)	(28%)
Selling, general, and administrative expense	$5,766	$6,496	$(730)	(11%)
Interest expense	$5,169	$1,522	$3,647	240%
Loss on issuance of convertible notes payable and warrants	$520	$—	$520	100%
Gain (loss) on change in fair values of convertible notes and warrant liability	$28,620	$(47,067)	$75,687	(161%)

We recognized $17,000 of revenue in the nine months ended September 30, 2017 compared to no revenue for the same period in 2016.

Gross profit for the nine months ended September 30, 2017 was $10,000 or approximately 59%.  Gross profit was higher than expected due to a portion of manufacturing costs being allocated to R&D expenses as they were incurred prior to CE Mark in April 2017.  We anticipate that future gross profits will be lower than this period’s results and industry standards until we reach higher sales and manufacturing volumes.

Research and development expense decreased by $4.1 million, or 28 percent, to $10.1 million for the nine months ended September 30, 2017 compared to $14.2 million for the same period in 2016. The decrease is due primarily to net decreases in personnel costs of $1.4 million, material costs and testing services of $1.3 million related to our transition from research and development to commercialization and clinical costs of $1.1 million as our FANTOM II study completed enrollment in March 2016 and patient follow-ups with invasive imaging were substantially complete by March 2017.

Selling, general, and administrative expense decreased $0.7 million, or 11 percent, to $5.8 million for the nine months ended September 30, 2017 compared to $6.5 million for the same period in 2016. The decrease is due primarily to net decreases in personnel costs of $1.1 million, of which a significant portion is related to the forfeiture of performance based stock awards in connection with executive retirements and the reduction in force that occurred in the third quarter of 2017.  This decrease was offset by increases of $0.4 million in sales and marketing expenses and $0.3 million in audit related and legal fees attributed to the accounting for our 2017 Notes.

Interest expense increased by $3.6 million, or 240%, to $5.2 million for the nine months ended September 30, 2017 compared to $1.5 million for the same period in 2016.  The nine months ended September 30, 2017 included transaction expenses of $2.1 million related to the 2017 Notes as well as interest expense on the 2017 Notes for four

-  21  -

to five months and interest expense on the 2014 Notes for nine months.  The nine months ended September 30, 2016 included interest expense for the 2014 Notes only for nine months.

We recognized a $0.5 million loss on issuance of convertible notes payable and warrants in the nine months ended September 30, 2017.  This loss is a non-recurring charge that represents the difference between the issue price and the market value of our 2017 notes payable and warrants on the date of issue. This difference was recorded in the statement of operations since we elected to account for the notes payable at fair value.

We recorded a gain of $28.6 million on the change in fair values of convertible notes and warrant liability for the nine months ended September 30, 2017, as compared to a loss of $47.1 million for the same period in 2016.  The gain/(loss) on change in fair values of convertible notes is impacted by the number of Notes outstanding for each period, as well as other factors that drive fair value, most significantly, the market trading price of our stock.  The market price of our stock decreased by approximately 26% in the nine months ended September 30, 2017 and increased by approximately 54% in the nine months ended September 30, 2016.

Liquidity and Capital Resources

Sources of Liquidity

We received CE Mark regulatory approval of our Fantom scaffold on April 3, 2017 and initiated commercial sales in July 2017. Fantom is our first commercial product; we have not commercialized any products or generated any revenue since our inception in June 1998.

During the second quarter of 2017, we completed a two-stage financing. On May 4, 2017 we issued $33.8 million in convertible notes and on June 16, 2017 we issued $13.3 million in convertible notes, for total cash proceeds of $47.1 million. From these proceeds we repurchased 1,732,260 shares of our common stock from one of the investors at a total repurchase price of $12.5 million and incurred transaction costs of $2.1 million, leaving us with net proceeds from the financing of $32.5 million. As of September 30, 2017, we had a cash, cash equivalents and investment securities balance of $24.1 million, which we believe is sufficient to fund our operating and capital needs into 2019. As part of the financing, we issued warrants to purchase 2,119,500 shares of our common stock at an initial exercise price of $5.00 per share.

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

We have incurred substantial losses since our inception; as of September 30, 2017, we had accumulated a deficit of approximately $382.3 million. We expect our losses to continue as we launch Fantom, continue to conduct clinical trials, and develop and test additional products. While we have initiated commercial sales of Fantom, our efforts to generate substantial revenue and achieve positive cash flows from our operations may take several years, even if we are successful with our initial efforts. In order to successfully transition to profitable operations, we will need to achieve a level of revenues and product margins to support our cost structure. Until such time as we generate positive cash flow, we plan to continue to fund our operating and capital needs by utilizing current cash resources. We may need to raise further capital in the future if we determine to conduct a U.S. clinical trial, if our operations cannot support our ongoing costs, or if unanticipated cash needs arise. While we may consider raising additional funds concurrent with a U.S. listing of our common stock or through other debt or equity financings, there can be no assurance that we will be successful in raising additional capital if needed, or that it will be on terms that are acceptable to us.

-  22  -

Cash Flows

Our cash flows for the periods indicated are as follows (in thousands):

	Nine Months Ended
	September 30,
	2017	2016
Net cash used for operating activities	$(14,840)	$(16,146)
Net cash used for investing activities	$(1,805)	$(624)
Net cash provided by financing activities	$32,584	$11,428
Net increase (decrease) in cash and cash equivalents	$15,939	$(5,342)

Net Cash Flow from Operating Activities

Net cash used for operating activities of $14.8 million for the nine months ended September 30, 2017 primarily reflects the loss from operations of $15.9 million and the changes in operating assets and liabilities of $0.7 million. These items were offset primarily by non-cash expenses of $1.0 million for stock-based compensation, $0.8 million of depreciation and amortization. The interest on convertible notes payable, loss on issuance of convertible notes payable and warrants to purchase common stock, and the gain on change in fair value of convertible notes payable and warrant liability are non-cash items that had no effect on cash flows.

Net cash used for operating activities of $16.1 million for the nine months ended September 30, 2016 primarily reflects the loss from operations of $20.7 million, offset by non-cash expenses of $3.8 million for stock-based compensation and $0.9 million of depreciation and amortization. The interest on convertible notes payable and the loss on change in fair value of convertible notes payable and warrant liability are non-cash items that had no effect on cash flows.

Net Cash Flow from Investing Activities

Cash used for investing activities of $1.8 million for the nine months ended September 30, 2017 included purchases of $1.5 million of investment securities and $0.3 million of lab and other equipment. Cash used for investing activities of $0.6 million for the nine months ended September 30, 2016 was for purchases of lab and other equipment.

Net Cash Flow from Financing Activities

Cash provided by financing activities of $32.6 million for the nine months ended September 30, 2017 consisted of $47.1 million in proceeds from the issuance of convertible notes payable and warrants and $0.1 million from the issuance of common stock upon the exercise of stock options, offset by $12.5 million to repurchase 1,732,260 shares of our common stock and $2.1 million for transaction costs.

Cash provided by financing activities of $11.4 million for the nine months ended September 30, 2016 consisted of $11.4 million in proceeds from the issuance of common stock upon the exercise of 4,375,000 warrants that had been issued in 2014 and the exercise of stock options.

Operating Capital and Capital Expenditure Requirements

We received CE Mark regulatory approval of our Fantom scaffold on April 3, 2017 and initiated commercial sales in July 2017. Fantom is our first commercial product; prior to 2017, we have not commercialized any products or generated any revenue since our inception in June 1998. We have incurred substantial losses since our inception and anticipate that we will continue to incur substantial net losses and cash outflows through the remainder of 2017 and 2018 as we establish commercial operations, continue current and initiate new clinical trials, develop and test new technologies and product opportunities, and expand our corporate infrastructure.

Until we reach a sales volume to generate positive cash flow, we plan to fund our operating and capital needs with our current cash resources, which totaled $24.1 million as of September 30, 2017 and which management currently believes will be sufficient to fund our operating and capital needs into 2019. Also, in mid-2018, we may pursue listing of our common stock on NASDAQ, or another exchange approved by our noteholders, and may consider raising additional funds concurrent with that listing in order to conduct a U.S. clinical trial.

Even though we completed a financing during the second quarter of 2017 and have begun to generate cash inflows from operations as we commercialize Fantom, we may still need to secure additional capital prior to the time

-  23  -

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

Contractual Obligations, Commitments, and Contingencies

The following table summarizes our outstanding contractual obligations, other than our convertible notes payable and accrued interest payable thereon, as of September 30, 2017 (in thousands). We have not included our convertible notes in the table as we believe they will be converted into common stock rather than repaid. Our operating lease obligations represent the contractual rental payments due under our facility lease, which we amended in October 2017 and matures in May 2025.

	Payments Due by Period
	< 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Total
Operating lease obligations	$700	$1,492	$1,657	$2,470	$6,319
Deferred technology license fees	—	500	—	—	500
Purchase obligations	99	24	—	—	123
	$799	$2,016	$1,657	$2,470	$6,942

Off-Balance Sheet Arrangements

Not applicable.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

As of September 30, 2017, we had cash and cash equivalents and investment securities totaling $24.1 million which are comprised of cash in checking and savings accounts, money market funds and FDIC insured certificates of deposit. The primary objective of our investment activities is to preserve principal and liquidity while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Our convertible notes payable bear interest at a fixed rate and are not subject to interest rate fluctuations.  We do not believe that an immediate 10% increase in interest rates would have a material effect on our operating results or cash flows.

Foreign Currency Exchange Rate Risk

To date, our purchases from foreign suppliers and revenues from Europe have been minimal. While the amounts we incur to the hospitals and doctors that conduct our clinical trials, which are denominated primarily in the currencies of Australia and the European Union, have resulted in relatively immaterial foreign currency exchange impacts through September 30, 2017, we initiated commercial sales during the third quarter of 2017 in Europe. We denominate these sales in European currencies and we are subject to foreign currency exchange risks on our revenues until payment is received. We do not enter into foreign currency hedging transactions. At our current levels of spend and revenue, we believe we currently have minimal exposure to foreign currency rate fluctuations.

-  24  -

Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations during the periods presented.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2017, we initiated commercial sales and purchased certificates of deposit, which required us to develop and implement policies and procedures for revenue, accounts receivable and investment securities.  Other than as it relates to revenue, accounts receivable and investment securities, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

We may from time to time become subject to various claims and legal actions during the ordinary course of our business. We are not party to any legal proceedings at the date of filing of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Our business is subject to various risks, including those described in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and Part II Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the period ended June 30, 2017, which we strongly encourage you to review.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Registered Securities

Not applicable.

Item 3. Defaults upon Senior Securities

None.

-  25  -

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

-  26  -

INDEX TO EXHIBITS

Filed
		with this	Incorporated by Reference
Exhibit Number	Description of Exhibits	Form 10-Q	Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation		S-1/A	333-168852	10/22/2010
3.2	Amended and Restated Bylaws		S-1/A	333-168852	10/22/2010
3.3	Amendment No. 1 to the Amended and Restated Bylaws		8-K	000-54192	9/12/2014
4.1	Form of Stock Certificate		S-1/A	333-168852	11/12/2010
4.2	Form of Amended and Restated Investors’ Rights Agreement, by and among REVA Medical, Inc. and the holders of our common stock and convertible notes set forth therein		DEF14A	000-54192	10/14/2014
4.3	First Amendment to Amended and Restated Investors’ Rights Agreement dated September 24, 2014		DEF14A	000-654192	5/15/17
4.4	Convertible Note Deed dated September 25, 2014, by and between REVA Medical, Inc., Goldman Sachs International, and Senrigan Master Fund		DEF14A	000-54192	10/14/2014
4.5	First Amendment to Convertible Note Deed, dated February 11, 2016, by and among REVA Medical, Inc., Goldman Sachs International, and Senrigan Master Fund		DEF14A	000-54192	3/9/2016
4.6	Second Amendment to Convertible Note Deed and Subordination, dated April 22, 2017, by and among REVA Medical, Inc., Goldman Sachs International, and Senrigan Master Fund		8-K	000-54192	4/26/2017
4.7	Convertible Note Deed dated April 22, 2017, by and among REVA Medical, Inc. and Each Person set out in Schedule 1 and Schedule 2		8-K	000-54192	4/26/2017
10.1	Executive Employment Agreement, dated August 28, 2017 by and between REVA Medical, Inc. and Brandi L. Roberts	X
10.2	Sixth Amendment to Telecom Business Center NNN Lease between Gildred Building Company and REVA Medical, Inc.	X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X
32.1 *	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X
99.1	Section 13 of the ASX Settlement Rules		S-1/A	333-168852	10/22/2010
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

-  27  -

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

-  28  -

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

REVA Medical, Inc.

Date: November 7, 2017	/s/ Regina E. Groves
Regina E. Groves
Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2017	/s/ Brandi L. Roberts
Brandi L. Roberts
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

-  29  -