Form 10-Q
period 2018-03-31
REVA Medical, Inc.
filed 2018-05-09
CIK 1496268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of May 3, 2018, a total of 41,252,276 shares of the registrant’s common stock, $0.0001 par value per share, were outstanding.

REVA MEDICAL, INC.

FORM 10-Q –– QUARTERLY REPORT

For the Quarter Ended March 31, 2018

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

Trademarks

Our product name Fantom® is a registered trademark in the United States, Australia and the European Union.  We have pending applications to register the mark in Brazil, China and Japan.  The names Fantom Encore and Tyrocore are also our trademarks. All other trademarks, trade names, and service marks appearing in this report are the property of their respective owners. Use or display by us of other parties’ trademarks, trade dress, or service marks is not intended to and does not imply a relationship with, or endorsement or sponsorship of, us by the owner thereof.

- i -

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

REVA Medical, Inc.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$13,631	$18,544
Investment securities	1,225	1,470
Accounts receivable, net	69	63
Inventory	945	627
Prepaid expenses and other current assets	1,332	438
Total current assets	17,202	21,142
Property and equipment, net	1,372	1,492
Other non-current assets	27	27
Total assets	$18,601	$22,661

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$849	$756
Accrued expenses and other current liabilities	1,736	1,737
Deferred revenue	233	158
Total current liabilities	2,818	2,651
Convertible notes	71,538	99,368
Accrued interest on convertible notes	10,286	8,779
Common stock warrant liability	1,415	4,176
Other long-term liabilities	840	500
Total liabilities	86,897	115,474

Commitments and contingencies (Note 9)

Stockholders' deficit:
Common stock ― $0.0001 par value; 100,000,000 shares authorized; 41,245,820 shares issued and outstanding both at March 31, 2018 and December 31, 2017	4	4
Additional paid-in capital	290,516	289,342
Accumulated other comprehensive loss	(2)	(2)
Accumulated deficit	(358,814)	(382,157)
Total stockholders' deficit	(68,296)	(92,813)
Total liabilities and stockholders' deficit	$18,601	$22,661

The accompanying notes are an integral part of these financial statements.

REVA Medical, Inc.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2018	2017
Revenue, net	$53	$—
Cost of revenue	56	—
Gross profit	(3)	—
Operating expenses:
Research and development	2,435	3,964
Selling, general, and administrative	3,294	2,102
Total operating expenses	5,729	6,066
Loss from operations	(5,732)	(6,066)

Other income (expense):
Interest income	19	—
Interest expense	(1,507)	(591)
Gain on change in fair value of convertible notes and warrant liability	30,591	8,138
Other expense	(28)	(57)
Total other income (expense)	29,075	7,490
Net income	$23,343	$1,424

Net income per share - basic	$0.57	$0.03
Weighted average shares outstanding - basic	41,245,820	42,838,158

Net loss per share - diluted	$(0.05)	$(0.11)
Weighted average shares outstanding - diluted	58,193,917	54,344,314

Comprehensive Income:
Net income	$23,343	$1,424
Other comprehensive income (loss)	0	0
Comprehensive income	$23,343	$1,424

The accompanying notes are an integral part of these financial statements.

REVA Medical, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net income	$23,343	$1,424
Non-cash adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	173	282
Loss on sale of property and equipment	—	43
Stock-based compensation	1,174	912
Interest expense on convertible notes	1,507	538
Gain on change in fair value of convertible notes and warrant liability	(30,591)	(8,138)
Deferred rent	2	—
Changes in operating assets and liabilities:
Accounts receivable	(6)	—
Inventory	(207)	—
Prepaid expenses and other current assets	(944)	3
Other non-current assets	—	(7)
Accounts payable	(7)	(20)
Accrued expenses and other current liabilities	(3)	90
Deferred revenue	75	—
Other long-term liabilities	340	(16)
Net cash used for operating activities	(5,144)	(4,889)
Cash flows from investing activities:
Purchases of property and equipment	(64)	(75)
Proceeds from sale of property and equipment	50	—
Maturities of investment securities	245	—
Net cash provided by (used for) investing activities	231	(75)
Cash flows from financing activities:
Net cash provided by financing activities	—	—
Net decrease in cash and cash equivalents	(4,913)	(4,964)
Cash and cash equivalents at beginning of period	18,544	6,674
Cash and cash equivalents at end of period	$13,631	$1,710

Supplemental non-cash information:
Property and equipment in accounts payable at end of period	$—	$13
Adjustment to beginning accumulated deficit upon adoption of ASU 2016-09	$—	$53

The accompanying notes are an integral part of these financial statements.

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.	Background and Basis of Presentation

Background:  REVA Medical, Inc. was incorporated in California in 1998 under the name MD3, Inc. In March 2002, we changed our name to REVA Medical, Inc. In October 2010, we reincorporated in Delaware. We established a non-operating wholly owned subsidiary, REVA Germany GmbH, in 2007. In these Notes to Consolidated Financial Statements, the terms “REVA,” “the Company,” “us,” “we,” or “our” refer to REVA Medical, Inc. and its consolidated subsidiary unless context dictates otherwise.

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

Basis of Presentation:  We have prepared the accompanying consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the SEC for reporting of interim financial information and, therefore, certain information and footnote disclosures normally included in annual financial statements have been omitted. Accordingly, these interim financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and with the audited financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”).

The accompanying consolidated financial statements include the accounts of REVA and its wholly owned subsidiary. All intercompany transactions and balances, if any, have been eliminated in consolidation. The accompanying consolidated financial statements are unaudited; the consolidated balance sheet as of December 31, 2017 was derived from our audited financial statements included in the 2017 Form 10-K. The accompanying consolidated financial statements have been prepared on the same basis as our annual financial statements and, in our opinion, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair statement of the results of these interim periods have been included.

The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period.

Use of Estimates:  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from our estimates.

Liquidity, Capital Resources and Ability to Continue as a Going Concern:  The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have incurred significant operating losses since inception and have relied on our ability to fund our operations primarily through equity and debt financings.  At March 31, 2018, we had an accumulated deficit of $358.8 million and our cash, cash equivalents and investment securities totaled $14.9 million. Our current planned operating activities call for expenditures over the next 12 months to exceed our current cash, cash equivalents and investment securities balances, which we currently believe will only be sufficient to fund our operations through the first quarter of 2019.  Our projections are predicated on us achieving certain minimum levels of sales of our Fantom scaffold.  If we are unable to achieve these levels of sales, we may be compelled to reduce operating and capital expenditures or sell certain assets.

Although we initiated commercial sales of Fantom in the third quarter of 2017, we are still very early in the commercialization stage.  The withdrawal of Absorb, a competitor’s product, in 2017, and the negative publicity

-  4  -

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

related to Absorb’s safety have severely impacted the market for bioresorbable scaffolds. Companies with bioresorbable scaffolds that were made from the same polylactic acid polymer (“PLA”) as Absorb have reduced their efforts to commercialize such scaffolds.  Because Fantom is not made with the same polymer as Absorb, we continue to believe that we can commercialize Fantom despite the impact that the withdrawal of Absorb has had on the market and that we can demonstrate the benefits of bioresorbable technology.  That said, we must now rebuild the market for bioresorbable scaffolds, which can be more challenging than selling into an existing, healthy market.  Our rebuilding activities include educating physicians regarding the unique features of Tyrocore, Fantom and Fantom Encore, continuing to publish results from our pivotal clinical trial (FANTOM II) and conducting and initiating additional clinical studies to build the clinical evidence needed to support market adoption.  Physician interest in Fantom has increased since the announcement of our post-market trial and we believe our rebuilding activities are beginning to build momentum for Fantom.  We expect to see continued interest as we release 2-year clinical data at EuroPCR in May 2018 and expand access to our post-market trial in summer 2018.

Until we generate revenue at a level to support our cost structure, we expect to continue to incur substantial operating losses and net cash outflows. We may never become profitable and even if we do attain profitability, we may not be able to sustain profitability or positive cash flows on a recurring basis. Unless we are able to significantly accelerate our sales, we do not anticipate generating positive cash flows in 2018 or 2019, and therefore, will need to raise further capital to support our operations and our ongoing costs, and to conduct a U.S. clinical trial, if we determine to do so. We have a plan to address our capital needs, which includes accelerating our revenue by pursuing sales expansion and executing business development and strategic opportunities.  We are also evaluating public or private sales of our equity or debt securities.  In addition, the convertible notes we issued in 2014 mature in November 2019 and each holder of the convertible notes we issued in 2017 has a redemption right that it may exercise in November 2019.  If the holders of the 2017 convertible notes collectively, or individually, call for redemption, or if we are unable to convert or extend the maturity date of the 2014 convertible notes, we most likely will not have the cash to repay the notes.  As of March 31, 2018, the aggregate face value of all such convertible notes plus accrued interest is $82.4 million.  See Note 7 Convertible Notes and Warrants to Purchase Common Stock for additional information.  If we are unable to accelerate and significantly increase our revenue, or raise additional capital when needed or on acceptable terms, we would need to consider a delay, reduction or cessation of our research and development programs and our commercialization efforts.  There can be no assurance that our efforts will result in the resolution of our liquidity needs. The factors discussed above raise substantial doubt about our ability to continue as a going concern.  If we are not able to continue as a going concern, holders of our common stock and our convertible notes could lose their investment.  The accompanying consolidated financial statements do not include any adjustments that might result should we be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

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

-  5  -

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

Revenue:  Revenue is generated primarily from the sale of Fantom and Fantom Encore, both of which are bioresorbable coronary scaffolds. We recognize revenue following a five-step model: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligations.

We began selling our products in July 2017.  Our products are sold primarily through a direct sales force, though in April 2018, we also began selling them through distributors. Our products are sold only in countries that accept CE Mark. Terms of sale are generally consistent for both end-users and distributors with payment terms generally net 30 to 90 days. No installation, calibration or testing of products is performed subsequent to shipment in order to render products operational. Revenue from the sale of products is categorized based on sales channel: direct sales and distributors.

We recognize revenue in an amount that reflects the amount we expect to be entitled to in exchange for those products when control of promised products is transferred to customers upon delivery to the customer’s location.  As shipping and handling is performed before control of the product transfers to the customer, it is accounted for as a fulfillment cost included in cost of sales and not considered a performance obligation.

Fantom and Fantom Encore have limited shelf lives. We currently accept product exchanges for units that expire prior to utilization, which we consider a right of return.  Due to a lack of historical experience and the risk of significant revenue reversal, we currently defer the recognition of revenue until we believe the right of return has expired based upon estimated usage. Actual amounts may ultimately differ from our estimates. If actual results vary and we adjust these estimates, there could be an effect on earnings in the period of adjustment.

Revenue recognized from contracts with customers during the three months ended March 31, 2018 was $53,000.  Total product shipments for this period were $128,000. The difference between product shipments and revenue recognized represents our provision for returns due to our exchange program and was recorded as deferred revenue.   There were no open contracts as of March 31, 2018.

An analysis of the change in deferred revenue in our consolidated balance sheet is summarized as follows:

Balance as of December 31, 2017	$158
Current provisions relating to sales in current year	128
Right of exchange expired/sales in current year	(21)
Right of exchange expired/sales in prior year	(32)
Balance as of March 31, 2018	$233

Contract acquisition costs

Contract acquisition costs associated with product sales include sales bonuses and royalties. Because our product sales are performance obligations in contracts that are satisfied at a point in time, sales bonuses associated with our product sales and royalties based on sales of our products are incurred at that point in time that is generally the same time the contract is executed. Sales bonuses are recorded as selling expense and royalties are recorded as cost of revenue in our consolidated statements of operations and comprehensive income.

Accounts Receivable:  Our accounts receivable arise from product sales and represent amounts due from hospitals. We provide reserves against trade receivables for estimated losses that may result from a customer’s

-  6  -

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

inability to pay. Amounts determined to be uncollectible are charged or written-off against the reserve. As of March 31, 2018, our allowance for doubtful accounts is $0.

Cost of Revenues:  Cost of revenues consists of direct product costs, royalties and provisions for excess and/or obsolete products. Our product costs consist primarily of direct labor, overhead, raw materials and components. We incur royalties related to the technologies that we license from others (Note 9).  We assess our reserves for excess and/or obsolete products on a quarterly basis and any changes are recognized in cost of revenues.

Research and Development Costs:  Research and development costs are expensed as incurred. These costs include salaries, employee benefits, laboratory supplies, consulting services, manufacturing products and services, preclinical and clinical costs, technology license fees, laboratory equipment depreciation, facility costs, and certain indirect costs.

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

Recently Adopted Accounting Pronouncements:  We adopted Accounting Standards Update (“ASU”) 2016-09, Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), effective January 1, 2017. ASU 2016-09 simplifies certain aspects of accounting for stock-based compensation, including the accounting for income taxes, the option to recognize forfeiture credits as they occur rather than as an estimate of future activity, and classifications in the statement of cash flows. Upon the adoption, we recorded a cumulative effect adjustment to increase our accumulated deficit by approximately $53,000, with a corresponding increase to additional paid-in capital, to reverse our forfeiture estimate for unvested awards. All forfeitures occurring after adoption are being recognized in the consolidated statement of operations in the reporting period in which they occur. We had $1.8 million of forfeitures during the year ended December 31, 2017 related to a reduction in force that occurred in July 2017.

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09 Revenue from Contracts with Customers, which introduced Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), ASU 2014-09 which introduced ASC 606, an updated standard on revenue recognition.  The standard outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. Revenue recognized under ASC 606 represents the consideration an entity expects to be entitled to in exchange for the transfer of goods or services to a customer; it also requires additional disclosures about the nature, amount, timing, and uncertainty of

-  7  -

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

revenue and cash flows arising from customer contracts. The standard permits two methods of adoption:  retrospectively to each prior reporting period (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method).  We adopted ASC 606 effective January 1, 2018 and utilized the modified retrospective method for adoption. The adoption of the new revenue standards did not change our revenue recognition as our revenues continued to be recognized when the customer takes control of our product.  As we did not identify any accounting changes that impacted the amount of reported revenues, no adjustment to retained earnings was required upon adoption.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The amendments in this update require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public entities. For public business entities, the amendments in ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Except for the early application guidance discussed in ASU 2016-01, early adoption of the amendments in this update is not permitted. We adopted ASU 2016-01 effective January 1, 2018.  For the first quarter of 2018, there were no changes in the value of our convertible notes or common stock warrant liability related to credit risk.  Therefore, there was no impact of this guidance on our consolidated financial statements for the quarter ended March 31, 2018.  We will continue to evaluate this guidance quarterly.

Recently Issued Accounting Pronouncements:  In February 2016, ASU 2016-02, Leases (Topic 842), was issued. The amendments in this update require a lessee to recognize on the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term for all leases with terms greater than twelve months. For leases less than twelve months, an entity is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The amendments in this update are effective for fiscal years beginning with fiscal year 2019, including interim periods within those years, with early adoption permitted. We are currently in the process of evaluating the impact of adoption of the amendments in this update on our consolidated balance sheet and results of operations; however, adoption of the amendments in this update is expected to have a material impact on our consolidated balance sheet, including an increase in assets and liabilities representing the present value of our future lease payments.

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

-  8  -

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Our investment securities are under the custodianship of a major financial institution and consist of certificates of deposit that are insured by the Federal Deposit Insurance Corporation. We have classified all of our available-for-sale investment securities as current assets on our consolidated balance sheets because we consider them to be highly liquid and available for use, if needed, in current operations. As of March 31, 2018, none of our $1.2 million of investment securities had contractual maturity dates of more than one year.

4.	Inventory

The Company began capitalizing inventory upon obtaining CE Mark approval during the second quarter of 2017.  Inventory at March 31, 2018 and December 31, 2017 was as follows (in thousands):

	March 31,	December 31,
	2018	2017
Raw materials	$358	$255
Work in process	256	61
Finished goods	363	329
Excess and obsolete reserve	(32)	(18)
	$945	$627
5.	Property and Equipment

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

Property and equipment at March 31, 2018 and December 31, 2017 were as follows (in thousands):

	March 31,	December 31,
	2018	2017
Furniture, office equipment, and software	$601	$601
Laboratory equipment	5,724	5,705
Leasehold improvements	2,456	2,422
	8,781	8,728
Accumulated depreciation and amortization	(7,409)	(7,236)
	$1,372	$1,492

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities at March 31, 2018 and December 31, 2017 were as follows (in thousands):

	March 31,	December 31,
	2018	2017
Accrued salaries and other employee costs	$651	$1,296
Deferred license fees	500	—
Accrued clinical and preclinical expenses	228	220
Accrued operating expenses	333	184
Accrued use taxes and other	24	37
	$1,736	$1,737

7.	Convertible Notes Payable and Warrants to Purchase Common Stock

In May 2017, we issued 338 convertible notes and in June 2017 we issued 133 convertible notes (collectively, the “2017 Notes”), each with a face value of $100,000, for total gross cash proceeds of $47.1 million.  We used a portion of the proceeds from this financing to repurchase 1,732,260 shares of our common stock from one of the

-  9  -

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

investors in the 2017 Notes at $7.212 per share, for a total repurchase price of $12.5 million, and incurred transaction costs of $2.1 million, resulting in net proceeds from this financing of $32.5 million. The 2017 Notes are convertible at any time at the holders’ election; the conversion rate as of March 31, 2018 was $8.655 per share, which, if converted at that conversion rate, would result in issuing 5,441,941 shares of common stock upon conversion. The conversion rate may decrease depending on the price at which we issue securities in a future financings, if any, to a minimum of $7.212 per share. The 2017 Notes mature five years from issue date, if not converted or redeemed earlier. Interest accrues at the rate of 8.0 percent per annum, compounded annually, and is payable upon redemption or maturity; accrued interest is not payable or convertible upon conversion of the notes. Each holder of the 2017 Notes has a right to request that we redeem the notes (face value plus accrued interest) on November 4, 2019, if they have not been previously converted or redeemed, if the holders have provided at least 30 days’ written notice to elect such a redemption.

On their issue dates, we evaluated the 2017 Notes and, following an analysis of the embedded and derivative features, made an irrevocable election to account for the notes at fair value. The fair value on March 31, 2018 was estimated to be $36.3 million, $10.8 million below the $47.1 million face value of the 2017 Notes.

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

On their issue date, we evaluated the 2014 Notes and, following an analysis of the embedded and derivative features, we made an irrevocable election to account for the notes at fair value. Following the modifications to the notes that were effective on June 1, 2017, we continued to account for the 2014 Notes under the fair value method. The fair value of the 2014 Notes as of March 31, 2018 and December 31, 2017 were estimated to be $35.3 million and $61.0 million, respectively. The fair value as of March 31, 2018 was $10.3 million higher than the $25.0 million face value of the 2014 Notes.

Changes in the fair value of the 2014 Notes and 2017 Notes (collectively, the “convertible notes”) are recorded as gains or losses in the other income (expense) portion of our consolidated statement of operations. During the three months ended March 31, 2018 and 2017, we accrued $1.5 million and $0.5 million in interest expense on the convertible notes, respectively.

In connection with issuing the 2017 Notes, in May 2017 and June 2017, we issued warrants to purchase up to 2,119,500 shares of common stock to the purchasers of the 2017 Notes. The warrants are immediately exercisable and expire five years from issue date. The exercise price of each warrant is $5.00 per share, which may increase depending on the price at which we issue securities in future financings, if any, to a maximum of $7.212 per share. The fair value of the warrants on March 31, 2018 was estimated to be $1.4 million. Changes in the fair value of the warrants are recorded as gains or losses in the other income (expense) portion of our consolidated statement of operations.

The aggregate fair value of the 2017 Notes and warrants on their issue dates was estimated to be $47.6 million, which was $0.5 million higher than the $47.1 million issue price; we recorded this difference as a loss on issuance in the consolidated statement of operations.

The warrants we issued in November 2014 in connection with the 2014 Notes were exercised in full on or before February 12, 2016. Prior to their exercise, we recorded their change in fair value in our consolidated statement of operations. The loss on change in fair value from January 1, 2016 to February 12, 2016 was $9.0 million.

As previously discussed, the 2014 Notes mature in November 2019 and each holder of the 2017 Notes has a redemption right that it may exercise in November 2019.  As of March 31, 2018, the aggregate face value of all the convertible notes plus accrued interest is $82.4 million. If the holders of the 2017 Notes collectively, or individually, call for redemption, or if we are unable to convert or extend the maturity date of the 2014 Notes, we most likely will not have the cash to repay the notes.

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

The fair values of our cash equivalents, investment securities, convertible notes and common stock warrant liability are summarized in the following tables (in thousands):

	March 31, 2018
	Total	Fair Value Determined Under:
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$—	$—	$—	$—
Investment securities	$1,225	$—	$1,225	$—
Liabilities:
Convertible notes	$71,538	$—	$—	$71,538
Common stock warrant liability	$1,415	$—	$—	$1,415

	December 31, 2017
	Total	Fair Value Determined Under:
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$4,388	$4,388	$—	$—
Investment securities	$1,470	$—	$1,470	$—
Liabilities:
Convertible notes	$99,368	$—	$—	$99,368
Common stock warrant liability	$4,176	$—	$—	$4,176

2017 Notes and Warrants:  The fair value of the 2017 Notes as of March 31, 2018 was determined utilizing a Least Squares Monte Carlo simulation model; the fair value of our warrants to purchase common stock was determined using a Least Squares Monte Carlo simulation model with an embedded Black-Scholes valuation model to evaluate the early exercise features. These models require use of unobservable inputs that are determined by management, with the assistance of independent experts. These inputs represent our best estimates, but involve certain inherent uncertainties. We use the market value of the underlying stock, a life equal to the contractual life of the financial instrument, an estimate of the credit spread based on the implied spread as of the commencement date of the 2017 Notes, an estimate of volatility based on the historical prices of our trading securities, and we make assumptions as to our abilities to test and commercialize our product(s), to obtain future financings when and if needed, to comply with the terms and conditions of our convertible notes, and the probability of a change in control event.

A summary of the assumptions used to value the 2017 Notes are as follows:

	March 31,	December 31,
	2018	2017
Market price per share of common stock	$3.00	$5.31
Risk-free interest rate	2.5%	2.1%
Expected volatility of common stock	45.0%	45.0%
Expected life (in years)	4.13	4.37
Bond yield of equivalent securities	26.5%	26.5%

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

2014 Notes:  The fair value of the 2014 Notes as of March 31, 2018 was determined by utilizing a Least Squares Monte Carlo simulation model.  These models require use of unobservable inputs that are determined by

-  11  -

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

management, with the assistance of independent experts. These inputs represent our best estimates, but involve certain inherent uncertainties. We use the market value of the underlying stock, a life equal to the contractual life of the financial instrument, estimates of the forward AUD/USD exchange rate, an estimate of the credit spread calculated by adding a subordination spread based on an analysis of comparable bonds to our implied spread from the valuation of the 2017 Notes and warrants, and an estimate of volatility based on the historical prices of our trading securities.

The primary assumptions used to value the 2014 Notes as of March 31, 2018 are as follows:  expected life of 1.6 years, AUD stock price of $3.90 (US equivalent of $3.00), expected volatility of common stock of 40%, forward exchange rate volatility of 10%, credit spread of 26.5% and risk-free interest rate of 2.0% to 2.5%.

The fair value of the 2014 Notes as of December 31, 2017 was determined using an “as-converted” method. This involved multiplying the number of shares into which the 2014 Notes convert (11,506,156 shares) by the Company’s stock price as of December 31, 2017 (the last trading day of the quarter).  We performed an evaluation as to whether the as converted method would yield a materially different result from the Least Squares Monte Carlo simulation model used in previous quarters and determined that it would not. We use the “as-converted” method for calculating fair value when the 2014 Notes are significantly in the money as they no longer have complex features which would require a more complicated valuation model.

Reconciliation: A reconciliation of the convertible notes and common stock warrant liability that are measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows:

	Convertible	Common Stock
	Notes	Warrant Liability
Balance at December 31, 2016	$91,655	$—
Net issuances	40,954	6,666
Total unrealized gains on change in fair value	(33,241)	(2,490)
Balance at December 31, 2017	$99,368	$4,176
Total unrealized gains on change in fair value	(27,830)	(2,761)
Balance at March 31, 2018	$71,538	$1,415

9.	Commitments and Contingencies

We license certain patents and other intellectual property rights related to the composition and coating of our bioresorbable scaffolds and our other biomaterial products. Terms of these licenses include provisions for royalty payments on future sales of products, if any, utilizing this technology, with provisions for minimum royalties once product sales begin. The amount of royalties varies depending upon type of product, use of product, stage of product, location of sale, and ultimate sales volume, and ranges from a minimum of approximately $15 per unit sold to a maximum of approximately $50 per unit sold, with license provisions for escalating minimum royalties that could be as high as $2.2 million per year. Additionally, in the event we sublicense the technology and receive certain milestone payments, the licenses require that up to 40 percent of the milestone amount be paid to the licensors.

Additional terms of the technology licenses include annual license fees of $175,000 until the underlying technology has been commercialized. Because we began commercial sales of our Fantom scaffold in July 2017, these annual license fees do not continue after 2017. Terms of the licenses also include other payments to occur during commercialization that could total $950,000, payment of $350,000 upon a change in control of ownership of the Company, payments of up to $300,000 annually to extend filing periods related to certain technology (of which, payments totaling up to $250,000 per year during 2016, 2017, and 2018 are being deferred to January 1, 2019; accordingly $500,000 was accrued as a short-term liability at March 31, 2018), and payment of patent filing, maintenance, and defense fees. The license terms remain in effect until the last patent expires.

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

We record rent expense on a straight-line basis over the life of the lease; the difference between average rent expense and cash payments for rent is recorded as a deferred liability. As of March 31, 2018, our deferred rent totaled $842,000, which all except for $2,000, was classified as a long-term liability.

-  12  -

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

10.	Capital Stock

Our certificate of incorporation, as amended, authorizes us to issue 100,000,000 shares of common stock, par value $0.0001 per share, 25,000,000 shares of Class B common stock, par value $0.0001 per share and 5,000,000 shares of undesignated preferred stock, par value $0.0001 per share.  As of March 31, 2018 and December 31, 2017, 41,245,820  shares of common stock were outstanding and no shares of Class B common stock or preferred stock were outstanding.

Certain stockholders, as well as the holders of our convertible notes, if such convertible notes are converted into common stock, have the right to cause us to file a registration statement that would register the resale of such shares on their behalf and to include their shares in registration statements that we may file on behalf of other stockholders.

11.	Stock-Based Compensation

The Plan:  Our 2010 Equity Incentive Plan, as amended (the “Plan”), provides for grants of incentive and non-qualified stock options to purchase of our common stock at a price per share equal to the closing market price on the date of grant and of RSU and restricted stock awards, for which there is no consideration payable by the recipient. An RSU entitles the recipient to one share of our common stock upon vesting.  All stock issuances under the Plan are made with new shares from our authorized but unissued common stock. The number of shares reserved for issuance under the Plan may be increased annually by up to three percent of our outstanding stock. On January 1, 2018, an additional 1,237,374 shares were added to the Plan.  As of March 31, 2018, there were a total of 3,142,438 shares reserved for issuance under the Plan.

Employees, non-employee directors, and consultants are eligible to participate in the Plan. For purposes of determining stock-based compensation expense, we include non-employee directors with employees; we account for consultant compensation expense separately.

The term of awards granted under the Plan may not exceed ten years.  Vesting periods of awards are determined by our board of directors.

Stock option activity under the Plan was as follows:

	Options	Weighted Average
	Outstanding	Exercise Price
Balance at December 31, 2016	6,128,192	$6.65
Granted	897,100	6.80
Cancelled	(783,123)	7.42
Exercised	(121,678)	2.81
Balance at December 31, 2017	6,120,491	$6.65
Granted	427,457	3.87
Cancelled	—	—
Exercised	—	—
Balance at March 31, 2018	6,547,948	$6.47

A majority of the vesting periods of outstanding stock options is four years, with 25 percent vesting on the one-year anniversary of the vesting commencement date and 75 percent vesting in equal monthly installments thereafter. A majority of those options are exercisable at any time but, if exercised prior to vesting, are subject to a lapsing right of repurchase by us at the exercise price until fully vested. As of March 31, 2018, no unvested options had been exercised and, therefore, no shares were subject to repurchase.

During March 2015, we granted a total of 316,000 options that vest based on achievement of certain performance milestones. We estimated the vesting term for each performance milestone on the date of grant, and on each reporting date thereafter, based on our internal timelines and operating projections. Our estimates of vesting ranged from approximately nine to 30 months at the grant date in March 2015; we estimated the weighted average remaining vesting term to be 12 months as of both December 31, 2017 and March 31, 2018. A total of 65 percent of these options had vested as of March 31, 2018.  During the year ended December 31, 2017, 63,000 unvested options were cancelled.  None of these options were cancelled during the three months ended March 31, 2018.

-  13  -

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

During 2013, we awarded 87,500 shares of restricted stock; 25 percent of each award vested on each annual anniversary date of the award.  As of March 31, 2018, all of these awards had vested and none had been cancelled.

RSU activity under the Plan was as follows:

	RSUs	Performance	Time
	Outstanding	Based	Based
Balance at December 31, 2016	754,000	706,200	47,800
Granted	397,300	162,500	234,800
Cancelled	(526,000)	(479,200)	(46,800)
Vested	(47,800)	—	(47,800)
Balance at December 31, 2017	577,500	389,500	188,000
Granted	114,000	—	114,000
Cancelled	—	—	—
Vested	—	—	—
Balance at March 31, 2018	691,500	389,500	302,000

We estimated the vesting term for each performance-based RSU on the award date, and on each reporting date thereafter, based on our internal timelines and operating projections. As of March 31, 2018, we estimated the remaining weighted average vesting term for performance-based RSUs to be 10.1 months for those granted during 2015 and 3.0 months for those granted during 2017.

Time-based RSUs generally vest over one year for non-employee directors and ratably over three years for employees.

No tax benefits arising from stock-based compensation have been recognized in the consolidated statements of operations and comprehensive loss through March 31, 2018.

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

	Three Months Ended
	March 31,
	2018	2017
Risk-free interest rate	2.60%	2.30%
Expected volatility of common stock	66.50%	66.20%
Expected life in years	6.25	6.25
Dividend yield	0%	0%

-  14  -

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The assumed risk-free interest rate was based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected life of the option. The assumed volatility was calculated based on the historical market prices of a selected group of publicly traded companies considered to be our peers; we used peer group data because we had limited historical trading data for our common stock, but adjusted the 2016 volatility upward by approximately ten percent to allow us to move toward using the historical trading data for our common stock, which is more volatile than our peer group. In 2017, we began using the historical trading data for our common stock; our stock began trading on our IPO date of December 23, 2010, which provides approximately 7.25 years’ history as of March 31, 2018. For options that have time-based vesting, the expected option life was calculated using the simplified method under the accounting standard for stock compensation and a ten-year option expiration; we use the simplified method because we do not yet have adequate history as a public company traded on a U.S. stock exchange to establish a reasonable expected life. For options that have performance-based vesting, the expected life was calculated based on our internal timelines and operating projections. The expected dividend yield of zero reflects that we have not paid cash dividends since inception and do not intend to pay cash dividends in the foreseeable future.

The options granted to employees during the three months ended March 31, 2018 had a weighted average grant date fair value of $3.87.

No options were exercised during the three months ended March 31, 2018 or 2017.

Stock-based compensation arising from employee options and awards under the Plan was as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Research and development expense	166	162
Selling, general, and administrative expense	1,008	750
	$1,174	$912

As of March 31, 2018, we had approximately $7.6 million of total unrecognized compensation costs related to unvested employee equity awards that are expected to be recognized over a weighted-average period of 1.8 years.

12.	Net Income Per Common Share

Basic net income per common share is calculated by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method and the if-converted method, as applicable. For this calculation, common stock options and restricted stock subject to forfeiture are considered to be common stock equivalents; common stock equivalents are used in the calculation of diluted net loss per share only when their effect is dilutive.

Basic net income per share reconciles to fully diluted net loss per share was as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2018	2017
Diluted Net Loss:
Net income used for basic net income per share	$23,343	$1,424
Interest expense on convertible notes	1,507	538
Gain on change in fair value of convertible notes	(27,830)	(8,138)
	$(2,980)	$(6,176)
Weighted Average Shares Used to Compute Diluted Net Loss per Share:
Shares used for basic net income per share	41,245,820	42,838,158
Common share equivalents	16,948,097	11,506,156
	58,193,917	54,344,314

-  15  -

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The following weighted average shares were excluded from the computations of diluted net loss per share for the periods indicated because including them would have been antidilutive.

	Three Months Ended
	March 31,
	2018	2017
Options to purchase common stock	6,448,548	6,183,672
Unvested restricted stock	—	13,319
Restricted stock units	664,900	777,407
Warrants to purchase common stock	2,119,500	—
	9,232,948	6,974,398

13.  Income Taxes

We have reported tax net operating losses since our inception through March 31, 2018; therefore, no provision for income taxes has been recorded since our inception. The net operating tax loss carryforwards arising from our net losses may be available to offset future taxable income for income tax purposes; however, under Internal Revenue Code (“IRC”) Sections 382 and 383, use of the net operating tax loss carryforwards, as well as our research tax credit carryforwards, may be limited based on cumulative changes in ownership. We have established a valuation allowance against our net deferred tax assets due to the uncertainty surrounding the realization of those assets and we, therefore, have no deferred asset or liability balance for any reporting period. We periodically evaluate the recoverability of the deferred tax assets and, when it is determined that it is more-likely-than-not that the deferred tax assets are realizable, the valuation allowance will be reduced. Due to our valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

On December 22, 2017, new tax reform legislation in the U.S., known as the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law. As a result of the Act, the Company recorded a provisional adjustment at December 31, 2017 as a result of the remeasurement of the deferred tax assets to the lower corporate tax rate, offset with an adjustment to the valuation allowance.

Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company provisionally determined that there is no deferred tax benefit or expense with respect to the remeasurement of certain deferred tax assets and liabilities due to the full valuation allowance against net deferred tax assets at December 31, 2017.  The Company expects to finalize its provisional adjustment by the fourth quarter of 2018 but does not expect a significant adjustment from the provisional amounts recorded at December 31, 2017.

-  16  -

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q and with our consolidated financial statements and the related notes thereto that are contained in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”). In addition to historical information, the following discussion and analysis includes forward-looking statements that involve risks, uncertainties, and assumptions. Forward-looking statements are all statements other than statements of historical facts, such as those statements regarding the projections and timing surrounding our commercial operations and sales, clinical trials, pipeline product development, future financings, listing our securities for sales on a U.S. stock exchange, and operating and capital requirements

We caution readers that forward-looking statements are not guarantees of future performance and actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” in the 2017 Form 10-K and as may be updated in our periodic reports thereafter. Investors are cautioned that many of the assumptions on which our forward-looking statements are based are likely to change after our forward-looking statements are made. Further, we may make changes to our business plans that could or will affect our results. We caution investors that we do not intend to update our forward-looking statements more frequently than quarterly, notwithstanding any changes in our assumptions, changes in our business plans, our actual experience, or other changes, and we undertake no obligation to update any forward-looking statements.

Overview

We are a medical device company focused on the development and commercialization of our proprietary polymer-based bioresorbable products for vascular applications. On April 3, 2017, our first product, Fantom, was approved for sale under a CE Mark, which allows us to commercialize in Europe and other jurisdictions that recognize the CE Mark. Fantom is a sirolimus-eluting bioresorbable scaffold designed specifically for coronary vascular applications and made from our proprietary polymer, Tyrocore.

In February 2018, we received CE approval for our third generation product, Fantom Encore, in the 2.5 millimeter diameter size.  Fantom Encore, also made from Tyrocore, has thinner struts than Fantom (95 microns versus 125 microns in the 2.5 millimeter diameter size) and comparable strength and visibility.  Fantom Encore has the thinnest struts of any commercially available bioresorbable scaffold.  We believe that thin struts are associated with better healing and clinical outcomes.  Reductions in strut thickness are considered by physicians to be one of the most important improvements for bioresorbable scaffolds.

We began our commercial launch of Fantom late in the second quarter of 2017 and shipped our first product in the third quarter of 2017. We are launching Fantom in a phased approach beginning first with direct sales in Germany, Switzerland and Austria. In April 2018, we announced our first commercial distribution partnership in Turkey.  We will continue to expand geographically as we move into additional phases of our launch.

Although we initiated commercial sales of Fantom in the third quarter of 2017, we are still very early in the commercialization stage.  The withdrawal of Absorb, a competitor’s product, in 2017, and the negative publicity related to Absorb’s safety have severely impacted the market for bioresorbable scaffolds. Companies with bioresorbable scaffolds that were made from the same polylactic acid polymer (“PLA”) as Absorb have reduced their efforts to commercialize such scaffolds.  Because Fantom is not made with the same polymer as Absorb, we continue to believe that we can commercialize Fantom despite the impact that the withdrawal of Absorb has had on the market and that we can demonstrate the benefits of bioresorbable technology.  That said, we must now rebuild the market for bioresorbable scaffolds, which can be more challenging than selling into an existing, healthy market.  Our rebuilding activities include educating physicians regarding the unique features of Tyrocore, Fantom and Fantom Encore, continuing to publish results from our pivotal clinical trial (FANTOM II) and conducting and initiating additional clinical studies to build the clinical evidence needed to support market adoption.  Physician interest has increased since the announcement of our post-market trial and we believe our rebuilding activities are beginning to build momentum for Fantom.  We expect to see continued interest as we release 2-year clinical data at EuroPCR in May 2018 and expand access to our post-market trial in summer 2018.

In 2018, we expanded our product portfolio into peripheral arterial disease by applying for CE Mark with our bioresorbable scaffold technology for below-the-knee revascularization. The majority of the arteries below the knee have similar sizes and dimensions to coronary arteries, making this a viable treatment option. Resorbable technology is attractive in this application because of the frequent need for retreatment in this patient population. If and when we receive CE Mark, we plan to conduct a pilot trial in a small number of centers to assess product performance, inform product development activities and determine commercial strategy.

-  17  -

As of March 31, 2018, our cash, cash equivalents and investment securities totaled $14.9 million, which, based on our current operating plans and projections, we believe will be sufficient to fund our operating and capital needs through the first quarter of 2019.  We have incurred substantial losses since our inception; as of March 31, 2018, we had accumulated a deficit of approximately $358.8 million. See “—Liquidity and Capital Resources,” below.

Key Components of our Results of Operations

Following are the significant components contributing to our results of operations through March 31, 2018:

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

Our R&D expenses were 43 percent and 60 percent of total operating expenses for the three months ended March 31, 2018 and the year ended December 31, 2017, respectively. These percentages have decreased from our historical averages of 70 to 75 percent of total operating expenses as we transitioned to commercialization of Fantom. While we expect our R&D expenses to decrease in 2018 as we dedicate a significant portion of our resources to the commercialization of Fantom and supporting registry studies, we believe R&D expenses will still be a significant portion of our operating expenses as we continue to research, prove feasibility, and develop additional products.

Selling, General, and Administrative Expenses:  Our selling, general, and administrative, or SG&A, expenses consist primarily of salaries and benefits for our executive officers, administrative and marketing staff and sales force, corporate office and other overhead expenses, legal expenses including patent costs, audit and tax fees, sales and marketing expenses, investor relations and other public company costs, and travel expenses.

Our SG&A expenses were 57 percent and 40 percent of total operating expenses for the three months ended March 31, 2018 and the year ended December 31, 2017, respectively. These percentages have increased from our historical averages of 25 to 30 percent of total operating expenses as we expanded our corporate infrastructure to support the commercialization of Fantom and the ongoing needs of being a public company.

Other Income (Expense):  Following our issuance of convertible notes and warrants in 2014 and 2017, the components of other income and expense primarily comprise interest expense on the convertible notes and gains or losses related to the changes in fair values of the convertible notes and warrants. We account for the convertible notes and warrants (until they are exercised) at fair value, which means we remeasure their fair values at each reporting date and, if those fair values change, record a corresponding gain (upon a decrease in fair value) or loss (upon an increase in fair value) in our statement of operations. During the three months ended March 31, 2018, due primarily to a decrease in the trading price of our common stock of approximately 44 percent, the value of the convertible notes and warrants decreased and we recorded a $30.6 million gain on the change in value.

Until the convertible notes are either repaid or converted into common stock, we expect our other income and expense to fluctuate, and possibly by a significant amount, by future gains or losses on the changes in their fair value. Also, we will continue to accrue and record interest expense on the convertible notes at the rate of 7.54 percent per annum and 8.0 percent per annum for the convertible notes we issued in 2014 and 2017, respectively, until they are either converted or repaid.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. Their preparation requires us to make and use estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, stockholders’ equity, expenses, and the presentation and disclosures related to those items. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis; changes in our estimates and assumptions are reasonably likely to occur from period to period. Additionally, actual results could

-  18  -

differ significantly from the estimates we make. To the extent there are material changes in our estimates or material differences between our estimates and our actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.

We believe the following accounting policies involve a greater degree of judgment and complexity than our other accounting policies and, therefore, are the most critical to understanding and evaluating our consolidated financial condition and results of operations through March 31, 2018.

Revenue:  Revenue is generated primarily from the sale of Fantom and Fantom Encore, both of which are bioresorbable coronary scaffolds. We recognize revenue following a five-step model: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligations.

We began selling our products in July 2017.  Our products are sold primarily through a direct sales force, though in April 2018, we also began selling them through distributors. Our products are sold only in countries that accept CE Mark. Terms of sale are generally consistent for both end-users and distributors with payment terms generally net 30 to 90 days. No installation, calibration or testing of products is performed subsequent to shipment in order to render products operational. Revenue from the sale of products is categorized based on sales channel: direct sales and distributors.

We recognize revenue in an amount that reflects the amount we expect to be entitled to in exchange for those products when control of promised products is transferred to customers upon delivery to the customer’s location.  As shipping and handling is performed before control of the product transfers to the customer, it is accounted for as a fulfillment cost included in cost of sales and not considered a performance obligation.

Fantom and Fantom Encore have limited shelf lives. We currently accept product exchanges for units that expire prior to utilization, which we consider a right of return.  Due to a lack of historical experience and the risk of significant revenue reversal, we currently defer the recognition of revenue until we believe the right of return has expired based upon estimated usage. Actual amounts may ultimately differ from our estimates. If actual results vary and we adjust these estimates, there could be an effect on earnings in the period of adjustment.

Revenue recognized from contracts with customers during the three months ended March 31, 2018 was $53,000.  Total product shipments for this period were $128,000.  The difference between product shipments and revenue recognized represents our provision for returns due to our exchange program and was recorded as deferred revenue.   There were no open contracts as of March 31, 2018.

An analysis of the change in deferred revenue in our consolidated balance sheet is summarized as follows:

Balance as of December 31, 2017	$158
Current provisions relating to sales in current year	128
Right of exchange expired/sales in current year	(21)
Right of exchange expired/sales in prior year	(32)
Balance as of March 31, 2018	$233

Contract acquisition costs

Contract acquisition costs associated with product sales include sales bonuses and royalties. Because our product sales are performance obligations in contracts that are satisfied at a point in time, sales bonuses associated with our product sales and royalties based on sales of our products are incurred at that point in time that is generally the same time the contract is executed. Sales bonuses are recorded as selling expense and royalties are recorded as cost of revenue in our consolidated statements of operations and comprehensive income.

Accounts Receivable:  Our accounts receivable arise from product sales and represent amounts due from hospitals. We provide reserves against trade receivables for estimated losses that may result from a customer’s inability to pay. Amounts determined to be uncollectible are charged or written-off against the reserve. As of March 31, 2018, our allowance for doubtful accounts is $0.

Cost of Revenues:  Cost of revenues consists of direct product costs, royalties and provisions for excess and/or obsolete products. Our product costs consist primarily of direct labor, overhead, raw materials and components. We

-  19  -

incur royalties related to the technologies that we license from others.  We assess our reserves for excess and/or obsolete products on a quarterly basis and any changes are recognized in cost of revenues.

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

-  20  -

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

Results of Operations

During the first quarter of 2018, our activities focused on expanding commercial operations of Fantom and preparing for our post-market registry trial which commenced in the second quarter of 2018.

During the first quarter of 2017, our activities focused on finalizing processes for commercial operations in anticipation of initial sales during the second quarter of 2017 following receipt of CE Mark regulatory approval on April 3, 2017.

Comparison of the Three Months Ended March 31, 2018 and 2017

Our operating results were as follows for the periods indicated (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2018	2017	$	%
Revenues, net	$53	$—	$53	100%
Gross profit	$(3)	$—	$(3)	100%
Research and development expense	$2,435	$3,964	$(1,529)	-39%
Selling, general, and administrative expense	$3,294	$2,102	$1,192	57%
Interest expense	$1,507	$591	$916	155%
Gain on change in fair values of convertible notes and warrant liability	$30,591	$8,138	$22,453	276%

We recognized $53,000 of net revenue during the three months ended March 31, 2018 compared to no revenue for the same period in 2017. Total product shipments for the three months ended March 31, 2018 were $128,000, a 31% increase as compared to total product shipments for the three months ended December 31, 2017.  Additionally, we saw a 78% increase in total customers as of March 31, 2018 versus December 31, 2017.

Gross profit for the three months ended March 31, 2018 was negative $3,000.  Cost of goods sold for the three months ended March 31, 2018 included additional charges of $14,000 for potential excess and obsolete inventory.  Excluding this charge, gross profit would have been $11,000 or 21 percent.  We anticipate that our gross profit will continue to be lower than industry standards until we reach higher sales and manufacturing volumes.

R&D expense decreased by $1.6 million, or 39 percent, to $2.4 million for the three months ended March 31, 2018 compared to $4.0 million for the same period in 2017. The decrease is due primarily to a $0.6 million decrease in personnel costs, a $0.3 million decrease in R&D materials, a $0.3 million decrease in overhead allocations and a $0.2 million decrease in licensing fees.

The $0.3 million decrease in R&D materials, $0.3 million decrease in overhead allocations and $0.2 million decrease in licensing fees was related to reduced activities in these areas as we transitioned from R&D to commercialization.  The $0.6 million decrease in personnel costs was related to the reduction in force that occurred in the third quarter of 2017.

SG&A expense increased by $1.2 million, or 57 percent, to $3.3 million for the three months ended March 31, 2018 compared to $2.1 million for the same period in 2017. The increase is due primarily to increases in personnel costs of $0.8 million, legal and consulting fees of $0.2 million, facility costs of $0.1 million and travel expenses of $0.1 million.  These increases were related to the expansion of our sales force and corporate infrastructure to support the commercialization of Fantom and the ongoing needs of being a public company.

Interest expense increased by $0.9 million, or 155% to $1.5 million for the three months ended March 31, 2018 compared to $0.6 million for the same period in 2017.  The increase was due to a full quarter of interest on both the convertible notes we issued in 2014 and in 2017 during the 2018 period, as compared to a full quarter of interest on only the convertible notes we issued in 2014 during the 2017 period.

-  21  -

We recorded a gain of $30.6 million on the change in fair values of convertible notes and warrant liability for the three months ended March 31, 2018, as compared to a gain of $8.1 million for the same period in 2017.  The gain on change in fair values of convertible notes is impacted by the number of convertible notes outstanding for each period, as well as other factors that drive fair value, most significantly, the market trading price of our stock.  The market price of our stock decreased by approximately 44% and 8% during the three months ended March 31, 2018 and 2017, respectively.

Liquidity, Capital Resources and Ability to Continue as a Going Concern

Sources of Liquidity

As of March 31, 2018, we had a cash, cash equivalents and investment securities balance of $14.9 million, which we believe is sufficient to fund our operating and capital needs through the first quarter of 2019. See “—Operating Capital and Capital Expenditure Requirements,” below.

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

The convertible notes we issued in 2014 mature in November 2019 and the convertible notes we issued in May and June 2017 mature in May and June 2022, respectively. No payments of interest or principal are required on any of the notes until maturity. However, each holder of the notes we issued in 2017 has a right to request that we redeem the notes (face value plus accrued interest) on November 4, 2019. Accordingly, we may be required to repay an aggregate of $72.1 million plus accrued interest in November 2019. If the noteholders collectively, or individually, call for redemption of the 2017 convertible notes, or if we are unable to convert or extend the maturity date of the 2014 convertible notes, we most likely would not have the cash to repay the convertible notes, and the noteholders could commence legal action against us and/or we may need to reduce operating activities and personnel, sell assets, such as our intellectual property, and/or declare bankruptcy, and we may not be able to remain in business. Management believes that it is more likely that all the convertible notes will be converted into shares of our common stock, rather than redeemed, if the value of the underlying equity increases, and therefore, management has no plans to redeem any of the convertible notes.

While the warrants we issued in connection with the convertible notes we issued in May and June 2017 are immediately exercisable, have a five-year life, and only allow for cash exercise, management does not look to the warrants as a source of funding for operating or capital needs because exercise is at the holders’ option.

Cash Flows

Our cash flows for the periods indicated were as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Net cash used for operating activities	$(5,144)	$(4,889)
Net cash provided by (used for) investing activities	231	(75)
Net cash provided by financing activities	—	—
Net decrease in cash and cash equivalents	$(4,913)	$(4,964)

Net cash flow used for operating activities

Net cash used for operating activities of $5.1 million for the three months ended March 31, 2018 primarily reflects the loss from operations of $5.7 million and the changes in operating assets and liabilities of $0.7 million. These items were offset primarily by non-cash expenses of $1.2 million for stock-based compensation and by $0.2 million of depreciation and amortization. The interest on convertible notes, loss on issuance of convertible notes and warrants to purchase common stock, and the gain on change in fair value of convertible notes and warrant liability are non-cash items that had no effect on cash flows.

-  22  -

Net cash used for operating activities of $4.9 million for the three months ended March 31, 2017 primarily reflects the loss from operations of $6.1 million, offset by non-cash expenses of $0.9 million for stock-based compensation and $0.3 million of depreciation and amortization. The interest on convertible notes and the loss on change in fair value of convertible notes and warrant liability are non-cash items that had no effect on cash flows.

Net cash flow provided by (used for) investing activities

Cash provided by investing activities of $0.2 million for the three months ended March 31, 2018 was associated primarily with the maturities of investment securities. Cash used for investing activities of $0.1 million for the three months ended March 31, 2017 was for purchases of lab and other equipment.

Net cash flow provided by financing activities

There was no cash provided by financing activities for the three months ended March 31, 2018 or 2017.

Operating Capital and Capital Expenditure Requirements

On April 3, 2017, our first product, Fantom, was approved for sale under a CE Mark, which allows us to commercialize in Europe and other jurisdictions that recognize the CE Mark. We initiated commercial sales in July 2017. Fantom is our first commercial product; prior to 2017, we have not commercialized any products or generated any revenue since our inception in June 1998. Although we initiated commercial sales of Fantom in the third quarter of 2017, we are still very early in the commercialization stage.  We have been negatively impacted by the withdrawal of Absorb, a competitor’s product, in 2017 and the negative publicity around Absorb’s safety.  We are focused on rebuilding the market for bioresorbable scaffolds and educating physicians regarding the unique features of Fantom versus Absorb. We are conducting and initiating additional clinical studies to build the clinical evidence needed to support market adoption.  During 2018, we are expanding our commercial and clinical efforts to additional markets that accept the CE Mark or allow registration based on our existing clinical evidence.

We have incurred substantial losses since our inception. As of March 31, 2018, we had accumulated a deficit of $358.8 million. Until we generate revenue at a level to support our cost structure, we expect to continue to incur substantial operating losses and net cash outflows. We may never become profitable and even if we do attain profitability, we may not be able to sustain profitability or positive cash flows on a recurring basis. Until we generate positive cash flows from operations on a sustainable basis, we plan to continue to fund our operating and capital needs from our current cash resources and proceeds from future capital raising efforts.  As of March 31, 2018, we had a cash, cash equivalents and investment securities balance of $14.9 million.  Our current planned operating activities call for expenditures over the next 12 months to exceed our current cash, cash equivalents and investment securities balances, which we currently believe will only be sufficient to fund our operations through the first quarter of 2019.   See “—Sources of Liquidity,” above.

Until we are able to significantly accelerate our sales, we do not anticipate generating positive cash flows in 2018 or 2019, and therefore, will need to raise further capital to support our operations and our ongoing costs, and to conduct a U.S. clinical trial, if we determine to do so. We have a plan to address our capital needs, which includes accelerating our revenue by pursuing sales expansion and executing business development and strategic opportunities.  We are also evaluating public or private sales of our equity or debt securities. In addition, the convertible notes we issued in 2014 mature in November 2019 and each holder of the convertible notes we issued in 2017 has a redemption right that it may exercise in November 2019.  As of March 31, 2018, the aggregate face value of all such convertible notes plus accrued interest is $82.4 million. If the holders of the 2017 convertible notes collectively, or individually, call for redemption, or if we are unable to convert or extend the maturity date of the 2014 convertible notes, we most likely will not have the cash to repay the notes, and the noteholders could commence legal action against us and/or we may need to reduce operating activities and personnel, sell assets, such as our intellectual property, and/or declare bankruptcy, and we may not be able to remain in business.

There can be no assurance that we will be successful in accelerating our revenue or raising additional capital.  Additionally, we may be limited by the terms of our convertible notes as to the type, quantity, timing, or other aspects of any financing, unless the noteholders agree to modify or waive certain terms of the convertible notes. If we are unable to significantly increase revenue or raise additional capital when needed or on acceptable terms, we would need to consider a delay, reduction or cessation of our research and development programs and our commercialization efforts.  There can be no assurance that our efforts will result in the resolution of our liquidity needs. The factors discussed above raise substantial doubt about our ability to continue as a going concern.  If we are not able to continue as a going concern, holders of our common stock could lose much or all of their investment.

-  23  -

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

Because of the numerous risks and uncertainties associated with developing, testing, and commercializing medical devices such as our bioresorbable scaffolds, our estimates as to the amounts and timing of capital outlays and operating expenditures are subject to change. Our ongoing funding requirements will depend on many factors, including, but not limited to:

•	the success of our sales and marketing initiatives;
•	the exercise of the redemption option under out 2017 convertible notes and our ability to convert or extend the maturity date of our 2014 convertible notes;
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

Our ongoing capital requirements will also depend on the extent to which we acquire or invest in businesses, products, and technologies; we currently have no commitments or agreements relating to any of these types of transactions.  We believe our San Diego facility has the capacity to produce the quantities of Fantom that will be needed for our expected commercial sales for the foreseeable future and therefore, we do not have any plans for facility expansion at this time.

Contractual Obligations, Commitments, and Contingencies

As of March 31, 2018, there were no material changes outside of the ordinary course of business in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2017 Form 10-K.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to our market risk during the quarter ended March 31, 2018.  For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosure about Market Risk” of the 2017 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 31, 2018 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

-  24  -

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarterly period covered by this report, which were identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

We may from time to time become subject to various claims and legal actions during the ordinary course of our business. As of the date of filing this report, there is no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 1A. Risk Factors

Our business, financial condition, results of operations and future growth prospects are subject to various risks, including those described in Item 1A “Risk Factors” of the 2017 Form 10-K, which we strongly encourage you to review. There have been no material changes from the risk factors disclosed in the 2017 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

-  25  -

Item 6. Exhibits

Filed
		with this	Incorporated by Reference
Exhibit Number	Description of Exhibits	Form 10-Q	Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation		S-1/A	333-168852	10/22/2010
3.2	Composite Bylaws		10-K	000-54192	3/07/2018
4.1	Form of Stock Certificate		S-1/A	333-168852	11/12/2010
4.2 (a)	Form of Amended and Restated Investors’ Rights Agreement, by and among REVA Medical, Inc. and the holders of our common stock and convertible notes set forth therein		DEF14A	000-54192	10/14/2014
4.2 (b)	First Amendment to Amended and Restated Investors’ Rights Agreement dated September 24, 2014		DEF14A	000-54192	5/15/2017
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X
32.1 *	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X
99.1	Section 13 of the ASX Settlement Rules		S-1/A	333-168852	10/22/2010
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

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

-  26  -

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REVA Medical, Inc.

Date: May 9, 2018	/s/ Regina E. Groves
Regina E. Groves
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2018	/s/ Brandi L. Roberts
Brandi L. Roberts
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

-  27  -