Form 10-Q
period 2018-06-30
REVA Medical, Inc.
filed 2018-08-07
CIK 1496268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes  ☑     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of August 3, 2018, 41,454,526 shares of the registrant’s common stock, $0.0001 par value per share, were outstanding.

REVA MEDICAL, INC.

FORM 10-Q –– QUARTERLY REPORT

For the Quarter Ended June 30, 2018

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

Trademarks

Our product name Fantom® is a registered trademark in the United States, Australia and the European Union.  We have pending applications to register the mark in Brazil, China and Japan.  The names Fantom Encore, Tyrocore and MOTIV are also our trademarks. All other trademarks, trade names, and service marks appearing in this report are the property of their respective owners. Use or display by us of other parties’ trademarks, trade dress, or service marks is not intended to and does not imply a relationship with, or endorsement or sponsorship of, us by the owner thereof.

- i -

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

REVA Medical, Inc.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$10,139	$18,544
Investment securities	735	1,470
Accounts receivable, net	84	63
Inventory	860	627
Prepaid expenses and other current assets	824	438
Total current assets	12,642	21,142
Property and equipment, net	1,870	1,492
Other non-current assets	25	27
Total assets	$14,537	$22,661

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$1,070	$756
Accrued expenses and other current liabilities	1,786	1,737
Deferred revenue	291	158
Total current liabilities	3,147	2,651
Convertible notes	63,457	99,368
Accrued interest on convertible notes	11,848	8,779
Common stock warrant liability	371	4,176
Other long-term liabilities	836	500
Total liabilities	79,659	115,474

Commitments and contingencies (Note 9)

Stockholders' deficit:
Common stock ― $0.0001 par value; 100,000,000 shares authorized; 41,454,526 and 41,245,820 shares issued and outstanding, respectively, at June 30, 2018 and December 31, 2017	4	4
Additional paid-in capital	291,763	289,342
Accumulated other comprehensive loss	(2)	(2)
Accumulated deficit	(356,887)	(382,157)
Total stockholders' deficit	(65,122)	(92,813)
Total liabilities and stockholders' deficit	$14,537	$22,661

The accompanying notes are an integral part of these financial statements.

REVA Medical, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue, net	$91	$—	$144	$—
Cost of revenue	121	—	177	—
Gross margin	(30)	—	(33)	—
Operating expenses:
Research and development	2,505	3,083	4,940	7,047
Selling, general, and administrative	3,135	1,977	6,429	4,079
Total operating expenses	5,640	5,060	11,369	11,126
Loss from operations	(5,670)	(5,060)	(11,402)	(11,126)

Other income (expense):
Interest income	26	—	45	2
Interest expense	(1,562)	(3,079)	(3,069)	(3,670)
Loss on issuance of convertible notes payable and warrants to purchase common stock	—	(520)	—	(520)
Gain on change in fair value of convertible notes and warrant liability	9,125	8,178	39,716	16,316
Other income (expense)	8	(22)	(20)	(81)
Total other income	7,597	4,557	36,672	12,047
Net income (loss)	$1,927	$(503)	$25,270	$921

Net income (loss) per share - basic	$0.05	$(0.01)	$0.61	$0.02
Weighted average shares outstanding - basic	41,274,839	41,988,220	41,260,410	42,410,841

Net loss per share - diluted	$(0.13)	$(0.01)	$(0.16)	$(0.31)
Weighted average shares outstanding - diluted	52,780,995	41,988,220	52,766,566	55,295,755

Comprehensive Income (Loss):
Net income (loss)	$1,927	$(503)	$25,270	$921
Other comprehensive income (loss)	0	0	0	0
Comprehensive income (loss)	$1,927	$(503)	$25,270	$921

The accompanying notes are an integral part of these financial statements.

REVA Medical, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net income	$25,270	$921
Non-cash adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	313	545
Loss on sale of property and equipment	—	43
Stock-based compensation	2,421	1,889
Provision for inventory reserve	66	—
Interest expense on convertible notes	3,069	3,670
Loss on issuance of convertible notes payable and warrants to purchase common stock	—	520
Gain on change in fair value of convertible notes and warrant liability	(39,716)	(16,316)
Deferred rent	8	—
Changes in operating assets and liabilities:
Accounts receivable	(21)	—
Inventory	(230)	(506)
Prepaid expenses and other current assets	(436)	(33)
Other non-current assets	—	47
Accounts payable	117	122
Accrued expenses and other current liabilities	41	(816)
Deferred revenue	133	—
Other long-term liabilities	327	(16)
Net cash used for operating activities	(8,638)	(9,930)
Cash flows from investing activities:
Purchases of property and equipment	(552)	(164)
Proceeds from sale of property and equipment	50	—
Maturities of investment securities	735	—
Net cash provided by/(used for) investing activities	233	(164)
Cash flows from financing activities:
Repurchase of common stock	—	(12,493)
Proceeds from issuances of convertible notes payable and warrants, net	—	45,060
Net cash provided by financing activities	—	32,567
Net increase (decrease) in cash and cash equivalents	(8,405)	22,473
Cash and cash equivalents at beginning of period	18,544	6,674
Cash and cash equivalents at end of period	$10,139	$29,147

Supplemental non-cash information:
Property and equipment in accounts payable at end of period	$140	$65
Adjustment to beginning accumulated deficit upon adoption of ASU 2016-09	$—	$53
Leasehold improvement allowance - lessor paid improvements	$524	$—

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

We are a medical device company focused on the development and commercialization of polymer-based bioresorbable products for vascular applications. Coronary artery disease (“CAD”) has been our first area of focus.  Annually, more than 5.6 million stents are used to treat CAD and worldwide sales are estimated at $4 billion1.  On April 3, 2017, we received approval for the marketing and sale of our first commercial product, the Fantom scaffold, in Europe and other jurisdictions that recognize the CE Mark. In February 2018, we received CE Mark for Fantom Encore in the 2.5 millimeter size and in June 2018, we received CE Mark for the 3.0 and 3.5 millimeter sizes.  Fantom Encore is a third generation coronary scaffold with thinner struts than Fantom.  Our Fantom and Fantom Encore scaffolds are sirolimus-eluting bioresorbable scaffolds used to treat coronary artery disease in humans. We received our first customer order late in the second quarter of 2017 and we recorded our first order shipments and revenues in the third quarter of 2017. Prior to CE Mark, Fantom had been implanted in 247 patients in the FANTOM I and FANTOM II clinical trials conducted in eight countries outside the United States. We used the six-month clinical results from 117 patients in the FANTOM II clinical trial for CE Mark application, which we submitted in 2016.

In July 2018, with the receipt of CE Mark for MOTIV, we expanded our product portfolio into the treatment of below the knee (“BTK”) peripheral artery disease (“PAD”).  PAD in the lower extremities is a large and growing medical issue.  According to the Center for Disease Control, more than 8.5 million Americans suffer from PAD.  We estimate that the worldwide market for drug-eluting bioresorbable scaffolds in BTK PAD could reach $1.5 billion2.

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

The results of operations for the three and six month periods ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period.

1 JP Morgan Equity Research Interventional Cardiology Market Model Dec. 2016.

2 BTK: Nehler M, et al. Epidemiology of peripheral arterial disease and critical limb ischemia in an insured national population. JVS 2014; Population data from United Nations online database.

-  4  -

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Use of Estimates:  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from our estimates.

Liquidity, Capital Resources and Ability to Continue as a Going Concern:  The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have incurred significant operating losses since inception and have relied on our ability to fund our operations primarily through equity and debt financings.  At June 30, 2018, we had an accumulated deficit of $356.9 million and our cash, cash equivalents and investment securities of $10.9 million. Our current planned operating activities call for expenditures over the next 12 months that exceed our current cash, cash equivalents and investment securities balances, which we currently believe will only be sufficient to fund our operations through the first quarter of 2019.  Our projections are predicated on us achieving certain minimum levels of sales of our Fantom and Fantom Encore scaffolds.  If we are unable to achieve these levels of sales, we may be compelled to reduce operating and capital expenditures or sell certain assets.

Although we initiated commercial sales of Fantom in the third quarter of 2017, we are still very early in the commercialization stage.  We are focused on educating physicians regarding the unique features of Tyrocore, Fantom and Fantom Encore, continuing to publish results from our pivotal clinical trial (FANTOM II) and conducting and initiating additional clinical studies, including the commencement of our 1,500 patient post market trial in May 2018, to build the clinical evidence needed to support market adoption.  Until we generate revenue at a level to support our cost structure, we expect to continue to incur substantial operating losses and net cash outflows. We may never become profitable and even if we attain profitability, we may not sustain profitability or positive cash flows on a recurring basis. Unless we are able to significantly accelerate our sales, we do not anticipate generating positive cash flows in 2018 or 2019, and therefore, will need to raise further capital to support our operations and our ongoing costs, and to conduct a U.S. clinical trial, if we determine to do so. We have a plan to address our capital needs, which includes accelerating our revenue by pursuing sales expansion and executing business development and strategic opportunities.  We are also evaluating public or private sales of our equity or debt securities.  In addition, the convertible notes we issued in 2014 mature in November 2019 and each holder of the convertible notes we issued in 2017 has a redemption right that it may exercise in November 2019.  If the holders of the 2017 convertible notes collectively, or individually, call for redemption, or if we are unable to convert or extend the maturity date of the 2014 convertible notes, we most likely will not have the cash to repay the notes.  As of June 30, 2018, the aggregate face value of all such convertible notes plus accrued interest was $83.9 million.  See Note 7 Convertible Notes and Warrants to Purchase Common Stock for additional information.  If we are unable to accelerate and significantly increase our revenue, or to raise additional capital when needed or on acceptable terms, we will need to consider a delay, reduction or cessation of our research and development programs and of our commercialization efforts.  There can be no assurance that our efforts will result in the resolution of our liquidity needs. The factors discussed above raise substantial doubt about our ability to continue as a going concern.  If we are not able to continue as a going concern, holders of our common stock and our convertible notes could lose their investment.  The accompanying consolidated financial statements do not include any adjustments that might result should we be unable to continue as a going concern.

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

-  5  -

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

Common Stock Warrants:  The fair value of warrants issued for the purchase of common stock is recorded as a liability whenever warrants call for issuance of registered shares upon exercise, a condition we may not satisfy at the time of exercise, and which, if not so satisfied, will result in a net settlement of warrants. Until the time warrants are exercised or expire, the fair value is assessed at each reporting date. Any change in value is recorded as a gain or loss component of other income (expense) in our consolidated statement of operations. Inputs to the valuation models are of the same nature as those used to value our convertible notes.

Revenue:  Revenue is generated primarily from the sale of our products, Fantom and Fantom Encore. We recognize revenue following a five-step model: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligations.

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

We recognize revenue in an amount that reflects the amount we expect to be entitled to in exchange for our products when control of promised products is transferred to customers upon delivery to the customer’s location.  As shipping and handling is performed before control of the product transfers to the customer, it is accounted for as a fulfillment cost included in cost of sales and it is not considered a performance obligation.

Fantom and Fantom Encore have limited shelf lives. We currently accept product exchanges for units that expire prior to utilization, which we consider a right of return.  Due to a lack of historical experience and the risk of significant revenue reversal, we currently defer the recognition of revenue until we believe the right of return has expired based upon estimated usage. Actual amounts may ultimately differ from our estimates. If actual results vary and we adjust these estimates, there could be an effect on earnings in the period of adjustment.  We recently received approval for 12-month shelf life for Fantom and we will begin phasing out our product exchange program by the end of 2018.

Revenue recognized from contracts with customers during the three and six months ended June 30, 2018 was $91,000 and $144,000, respectively.  Total product shipments for these periods was $149,000 and $277,000, respectively. The difference between product shipments and revenue recognized represents our provision for returns due to our exchange program and was recorded as deferred revenue.   There were no open contracts as of June 30, 2018.

An analysis of the change in deferred revenue in our consolidated balance sheet is summarized as follows:

Balance as of December 31, 2017	$158
Current provisions relating to sales in current year	277
Right of refund expired/sales in current year	(90)
Right of refund expired/sales in prior year	(54)
Balance as of June 30, 2018	$291

-  6  -

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Contract acquisition costs

Contract acquisition costs associated with product sales include sales bonuses and royalties. Because our product sales are performance obligations in contracts that are satisfied at a point in time, sales bonuses associated with our product sales and royalties based on sales of our products are incurred at the point in time that is generally the same time the contract is executed. Sales bonuses are recorded as selling expense and royalties are recorded as cost of revenue in our consolidated statements of operations and comprehensive income (loss).

Accounts Receivable:  Our accounts receivable arise from product sales and represent amounts due from hospitals. We provide reserves against trade receivables for estimated losses that may result from a customer’s inability to pay. Amounts determined to be uncollectible are charged or written-off against the reserve. As of June 30, 2018, our allowance for doubtful accounts was $0.

Cost of Revenues:  Cost of revenues consists of direct product costs, royalties and provisions for excess and/or obsolete products. Our product costs consist primarily of direct labor, overhead, raw materials and components. We incur royalties related to the technology that we license from a third party (Note 9).  We assess our reserves for excess and/or obsolete products on a quarterly basis and any changes are recognized in cost of revenues.

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

-  7  -

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

occur. We had $1.8 million of forfeitures during the year ended December 31, 2017 related to a reduction in force that occurred in July 2017.

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09 Revenue from Contracts with Customers, which introduced Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), ASU 2014-09 which introduced ASC 606, an updated standard on revenue recognition.  The standard outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. Revenue recognized under ASC 606 represents the consideration an entity expects to be entitled to in exchange for the transfer of goods or services to a customer; it also requires additional disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. The standard permits two methods of adoption:  retrospectively to each prior reporting period (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method).  We adopted ASC 606 effective January 1, 2018 and utilized the modified retrospective method for adoption. The adoption of the new revenue standards did not change our revenue recognition as our revenues continued to be recognized when the customer takes control of our product.  No adjustment to retained earnings was required upon adoption because we did not identify any accounting changes that impacted the amount of reported revenues.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The amendments in this update require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public entities. For public business entities, the amendments in ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Except for the early application guidance discussed in ASU 2016-01, early adoption of the amendments in this update is not permitted. We adopted ASU 2016-01 effective January 1, 2018.  For the six months ended June 30, 2018, there were no changes in the value of our convertible notes or common stock warrant liability related to credit risk.  Therefore, this guidance had no impact on our consolidated financial statements for the three or six months ended June 30, 2018.  We will continue to evaluate this guidance quarterly.

Recently Issued Accounting Pronouncements: In February 2016, ASU 2016-02, Leases (Topic 842), was issued. The amendments in this update require a lessee to recognize on the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term for all leases with terms greater than twelve months. For leases less than twelve months, an entity is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The amendments in this update are effective for fiscal years beginning with fiscal year 2019, including interim periods within those years, with early adoption permitted. In July 2018, the FASB issued 2018-10, Codification Improvements to Topic 842, Leases to further clarify the guidance in Topic 842. Although we are currently evaluating the impact of this guidance on our consolidated financial statements, we expect that most of our operating lease commitments will be recognized as right-of-use assets and liabilities upon adoption of the new guidance and will significantly increase both the assets and liabilities recognized and reported on our balance sheet.   The Company currently expects to complete its assessment of the full financial impact of the new lease accounting guidance during the next six to nine months.

In July 2017, ASU 2017-11, Earnings Per Share, Distinguishing Liabilities from Equity, Derivatives and Hedging, was issued.  ASU 2017-11 changes the accounting treatment and the earnings per share calculation for certain instruments with down round features. The amendments in this update should be applied using a cumulative-effect adjustment as of the beginning of the fiscal year of adoption or retrospective adjustment to each period presented. This update is effective for annual periods beginning after December 15, 2018, and interim periods within those periods. We are determining the impact the adoption will have on our consolidated financial statements and whether to early adopt the new guidance.

-  8  -

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718), which simplifies the accounting for non-employee share-based payment transactions. The new standard expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018 (including interim periods within that fiscal year), with early adoption permitted. We do not believe that the application of the new standard will have a material impact on our consolidated financial statements.

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

Our investment securities are under the custodianship of a major financial institution and consist of certificates of deposit that are insured by the Federal Deposit Insurance Corporation. We have classified all of our available-for-sale investment securities as current assets on our consolidated balance sheets because we consider them to be highly liquid and available for use, if needed, in current operations. As of June 30, 2018, none of our $0.7 million of investment securities had contractual maturity dates of more than one year.

4.	Inventory

The Company began capitalizing inventory upon obtaining CE Mark approval during the second quarter of 2017.  Inventory at June 30, 2018 and December 31, 2017 was as follows (in thousands):

	June 30,	December 31,
	2018	2017
Raw materials	$466	$255
Work in process	115	61
Finished goods	363	329
Excess and obsolete reserve	(84)	(18)
	$860	$627

5.	Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation.  Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which is generally three to five years.  Leasehold improvements are amortized over the economic life of the asset or the lease term, whichever is shorter.  Upon disposition or retirement of an asset, its cost and related accumulated depreciation are written off and any gain or loss is recognized in the consolidated statement of operations.  Construction in progress represents improvements made to our corporate headquarters under a tenant improvement allowance in our amended lease agreement that we entered into in October 2017. All construction is anticipated to be completed in the third quarter of 2018 and the applicable expenditures will be transferred to leasehold improvements. See Note 9 Commitments and Contingencies.

-  9  -

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Property and equipment at June 30, 2018 and December 31, 2017 were as follows (in thousands):

	June 30,	December 31,
	2018	2017
Furniture, office equipment, and software	$580	$601
Laboratory equipment	5,724	5,705
Leasehold improvements	2,416	2,422
Construction in progress	667	—
	9,387	8,728
Accumulated depreciation and amortization	(7,517)	(7,236)
	$1,870	$1,492

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities at June 30, 2018 and December 31, 2017 were as follows (in thousands):

	June 30,	December 31,
	2018	2017
Accrued salaries and other employee costs	$760	$1,296
Accrued license fees	500	—
Accrued clinical and preclinical expenses	205	220
Accrued operating expenses	306	184
Accrued use taxes and other	15	37
	$1,786	$1,737

7.	Convertible Notes Payable and Warrants to Purchase Common Stock

In May 2017, we issued 338 convertible notes and in June 2017 we issued 133 convertible notes (collectively, the “2017 Notes”), each with a face value of $100,000, for total gross cash proceeds of $47.1 million.  We used a portion of the proceeds from this financing to repurchase 1,732,260 shares of our common stock from one of the investors in the 2017 Notes at $7.212 per share, for a total repurchase price of $12.5 million, and incurred transaction costs of $2.1 million, resulting in net proceeds from this financing of $32.6 million. The 2017 Notes are convertible at any time at the holders’ election; the conversion rate as of June 30, 2018 was $8.655 per share, which, if converted at that conversion rate, would result in issuing 5,441,941 shares of common stock upon conversion. The conversion rate may decrease depending on the price at which we issue securities in a future financings, if any, to a minimum of $7.212 per share. The 2017 Notes mature five years from issue date, if not converted or redeemed earlier. Interest accrues at the rate of 8.0 percent per annum, compounded annually, and is payable upon redemption or maturity; accrued interest is not payable or convertible upon conversion of the notes. Each holder of the 2017 Notes has a right to request that we redeem the notes (face value plus accrued interest) on November 4, 2019, if they have not been previously converted or redeemed, if the holders have provided at least 30 days’ written notice to elect such a redemption.

On their issue dates, we evaluated the 2017 Notes and, following an analysis of the embedded and derivative features, irrevocably elected to account for the notes at fair value. Their fair value as of June 30, 2018 and December 31, 2017 was estimated to be $37.5 million and $38.4 million, respectively.  Their fair value as of June 30, 2018 was $9.6 million below their $47.1 million face value.

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

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

On their issue date, we evaluated the 2014 Notes and, following an analysis of the embedded and derivative features, we irrevocably elected to account for the notes at fair value. Following the modifications to the notes that were effective on June 1, 2017, we continued to account for the 2014 Notes under the fair value method. Their fair value as of June 30, 2018 and December 31, 2017 was estimated to be $26.0 million and $61.0 million, respectively. Their fair value as of June 30, 2018 was $1.0 million higher than the $25.0 million face value.

Changes in the fair value of the 2014 Notes and 2017 Notes (collectively, the “convertible notes”) are recorded as gains or losses in the other income (expense) portion of our consolidated statement of operations. During the three months and six months ended June 30, 2018, we accrued $1.6 million and $3.1 million in interest expense on the convertible notes, respectively. During the three and six months ended June 30, 2017, we accrued $1.0 million and $1.6 million in interest expense on the convertible notes, respectively, as well as $2.1 million in transaction costs related to issuance of the 2017 Notes.

In connection with issuing the 2017 Notes, in May 2017 and June 2017, we issued warrants to purchase up to 2,119,500 shares of common stock to the purchasers of the 2017 Notes. The warrants are immediately exercisable and expire five years from issue date. The exercise price of each warrant is $5.00 per share, which may increase depending on the price at which we issue securities in future financings, if any, to a maximum of $7.212 per share. The fair value of the warrants on June 30, 2018 and December 31, 2017 was estimated to be $0.4 million and $4.2 million, respectively. Changes in the fair value of the warrants are recorded as gains or losses in the other income (expense) portion of our consolidated statement of operations.

The aggregate fair value of the 2017 Notes and warrants on their issue dates was estimated to be $47.6 million, which was $0.5 million higher than the $47.1 million issue price; we recorded this difference as a loss on issuance in the consolidated statement of operations.

As previously discussed, the 2014 Notes mature in November 2019 and each holder of the 2017 Notes has a redemption right that it may exercise in November 2019.  As of June 30, 2018, the aggregate face value of all the convertible notes plus accrued interest was $83.9 million. If the holders of the 2017 Notes collectively, or individually, call for redemption, or if we are unable to convert or extend the maturity date of the 2014 Notes, we most likely will not have the cash to repay the notes (see Note 1 – Liquidity, Capital Resources and Ability to Continue as a Going Concern).

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

-  11  -

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The fair values of our cash equivalents, investment securities, convertible notes and common stock warrant liability are summarized in the following tables (in thousands):

	June 30, 2018
	Total	Fair Value Determined Under:
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$—	$—	$—	$—
Investment securities	$735	$—	$735	$—
Liabilities:
Convertible notes	$63,457	$—	$—	$63,457
Common stock warrant liability	$371	$—	$—	$371

	December 31, 2017
	Total	Fair Value Determined Under:
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$4,388	$4,388	$—	$—
Investment securities	$1,470	$—	$1,470	$—
Liabilities:
Convertible notes	$99,368	$—	$—	$99,368
Common stock warrant liability	$4,176	$—	$—	$4,176

2017 Notes and Warrants:  The fair value of the 2017 Notes as of June 30, 2018 was determined utilizing a Least Squares Monte Carlo simulation model; the fair value of our warrants to purchase common stock was determined using a Least Squares Monte Carlo simulation model with an embedded Black-Scholes valuation model to evaluate the early exercise features. These models require use of unobservable inputs that are determined by management, with the assistance of independent experts. These inputs represent our best estimates, but involve certain inherent uncertainties. We use the market value of the underlying stock, a life equal to the contractual life of the financial instrument, an estimate of the credit spread based on the implied spread as of the commencement date of the 2017 Notes, an estimate of volatility based on the historical prices of our trading securities, and we make assumptions as to our abilities to test and commercialize our product(s), to obtain future financings when and if needed, to comply with the terms and conditions of our convertible notes, and the probability of a change in control event.

The following is a summary of the assumptions used to value the 2017 Notes:

	June 30	December 31,
	2018	2017
Price per share of common stock	$1.85	$5.31
Risk-free interest rate	2.7%	2.1%
Expected volatility of common stock	45.0%	45.0%
Expected life (in years)	3.88	4.37
Bond yield of equivalent securities	26.5%	26.5%

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

2014 Notes:  The fair value of the 2014 Notes as of June 30, 2018 was determined by utilizing a Least Squares Monte Carlo simulation model.  This model requires use of unobservable inputs that are determined by management, with the assistance of independent experts. These inputs represent our best estimates, but involve certain inherent uncertainties. We use the market value of the underlying stock, a life equal to the contractual life of the financial instrument, estimates of the forward AUD/USD exchange rate, an estimate of the credit spread calculated by adding a subordination spread based on an analysis of comparable bonds to our implied spread from the valuation of the 2017 Notes and warrants, and an estimate of volatility based on the historical prices of our trading securities.

-  12  -

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The primary assumptions used to value the 2014 Notes as of June 30, 2018 were:  expected life of 1.4 years, AUD stock price of $2.50 (US equivalent of $1.85), expected volatility of common stock of 45%, forward exchange rate volatility of 10%, credit spread of 26.5% and risk-free interest rate of 2.0% to 2.5%.

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

Reconciliation: A reconciliation of the convertible notes and common stock warrant liability that are measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

		Common Stock
	Convertible Notes	Warrant Liability
Balance at December 31, 2016	$91,655	$—
Net issuances	40,954	6,666
Total unrealized gains on change in fair value	(33,241)	(2,490)
Balance at December 31, 2017	$99,368	$4,176
Total unrealized gains on change in fair value	(35,911)	(3,805)
Balance at June 30, 2018	$63,457	$371

9.	Commitments and Contingencies

We license certain patents and other intellectual property rights related to the composition and coating of our bioresorbable scaffolds and our other biomaterial products. The license requires that we pay royalties to the licensor based on sales of products utilizing the licensed technology, including minimum royalties once product sales begin. The amount of royalties varies depending upon type of product, use of product, stage of product, location of sale, and ultimate sales volume, and ranges from a minimum of approximately $15 per unit sold to a maximum of approximately $50 per unit sold, with escalating minimum royalties as high as $2.2 million per year. Additionally, if we sublicense the technology and receive certain milestone payments, the license requires that up to 40 percent of the milestone amount be paid to the licensors.

The license also requires the payment of an annual license fee of $175,000 until the underlying technology has been commercialized (because we began commercial sales of our Fantom scaffold in July 2017, this annual license fee does not continue after 2017). Other terms include payments of up to $950,000 that occur during commercialization, payment of $350,000 upon a change in control of ownership of our company, payments of up to $300,000 annually to extend filing periods related to certain technology (of which, payments totaling up to $250,000 per year during 2016, 2017, and 2018 are being deferred to January 1, 2019; accordingly $500,000 was accrued as a short-term liability at June 30, 2018), and payment of patent filing, maintenance, and defense fees. The license remains in effect until the last patent expires.

In July 2018, we entered into an amendment to this license with Rutgers.  See Note 14 Subsequent Events for additional information.

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

We record rent expense on a straight-line basis over the life of the lease; the difference between average rent expense and cash payments for rent is recorded as a deferred rent liability. As of June 30, 2018, our deferred rent liability was $825,000, all of which, except for $8,000, was classified as a long-term liability.

-  13  -

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

10.	Capital Stock

Our certificate of incorporation, as amended, authorizes us to issue 100,000,000 shares of common stock, par value $0.0001 per share, 25,000,000 shares of Class B common stock, par value $0.0001 per share and 5,000,000 shares of undesignated preferred stock, par value $0.0001 per share.  As of June 30, 2018 and December 31, 2017, 41,454,526 and 41,245,820  shares of common stock were outstanding, respectively, and no shares of Class B common stock or preferred stock were outstanding.

Certain stockholders, as well as the holders of our convertible notes, if such convertible notes are converted into common stock, have the right to cause us to file a registration statement that would register the resale of such shares on their behalf and to include their shares in registration statements that we may file on behalf of other stockholders.

11.	Stock-Based Compensation

The Plan:  Our 2010 Equity Incentive Plan, as amended (the “Plan”), provides for grants of incentive and non-qualified stock options to purchase our common stock at a price per share equal to the closing market price on the date of grant and of RSU and restricted stock awards, for which there is no consideration payable by the recipient. An RSU entitles the recipient to one share of our common stock upon vesting.  All stock issuances under the Plan are made with new shares from our authorized but unissued common stock. The number of shares reserved for issuance under the Plan may be increased annually by up to three percent of our outstanding stock. On January 1, 2018, an additional 1,237,374 shares were added to the Plan.  As of June 30, 2018, there were 2,554,426 shares reserved for issuance under the Plan.

Employees, non-employee directors, and consultants are eligible to participate in the Plan. For purposes of determining stock-based compensation expense, we include non-employee directors with employees; we account for consultant compensation expense separately.

The term of awards granted under the Plan may not exceed ten years.  Vesting periods of awards are determined by our board of directors.

Stock option activity under the Plan was as follows:

	Options	Weighted Average
	Outstanding	Exercise Price
Balance at December 31, 2016	6,128,192	$6.65
Granted	897,100	6.80
Cancelled	(783,123)	7.42
Exercised	(121,678)	2.81
Balance at December 31, 2017	6,120,491	$6.65
Granted	901,469	2.87
Cancelled	(33,270)	7.90
Exercised	(12,000)	1.40
Balance at June 30, 2018	6,976,690	$6.16

A majority of the vesting periods of outstanding stock options is four years, with 25 percent vesting on the one-year anniversary of the vesting commencement date and 75 percent vesting in equal monthly installments thereafter. A majority of those options are exercisable at any time but, if exercised prior to vesting, are subject to a lapsing right of repurchase by us at the exercise price until fully vested. As of June 30, 2018, no unvested options had been exercised and, therefore, no shares were subject to repurchase.

During March 2015, we granted 316,000 options that vest based on achievement of certain performance milestones. We estimated the vesting term for each performance milestone on the date of grant, and on each reporting date thereafter, based on our internal timelines and operating projections. Our estimates of vesting ranged from approximately nine to 30 months at the grant date in March 2015; we estimated the weighted average remaining vesting term to be 12 months as of both December 31, 2017 and June 30, 2018. A total of 65 percent of these options had vested as of June 30, 2018.  During the year ended December 31, 2017, 63,000 unvested options were cancelled.  None of these options were cancelled during the six months ended June 30, 2018.

-  14  -

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

During 2013, we awarded 87,500 shares of restricted stock; 25 percent of each award vested on each annual anniversary date of the award.  As of June 30, 2018, all of these awards had vested and none had been cancelled.

RSU activity under the Plan was as follows:

	RSUs	Performance	Time
	Outstanding	Based	Based
Balance at December 31, 2016	754,000	706,200	47,800
Granted	397,300	162,500	234,800
Cancelled	(526,000)	(479,200)	(46,800)
Vested	(47,800)	—	(47,800)
Balance at December 31, 2017	577,500	389,500	188,000
Granted	228,000	—	228,000
Cancelled	—	—	—
Vested	(202,250)	(162,500)	(39,750)
Balance at June 30, 2018	603,250	227,000	376,250

We estimated the vesting term for each performance-based RSU on the award date, and on each reporting date thereafter, based on our internal timelines and operating projections. As of June 30, 2018, we estimated the remaining weighted average vesting term for performance-based RSUs to be 12.0 months for those granted during 2015.  The performance-based RSUs granted in 2017 vested on June 30, 2018.

Time-based RSUs generally vest over one year for non-employee directors and ratably over three years for employees.

No tax benefits arising from stock-based compensation have been recognized in the consolidated statements of operations and comprehensive loss through June 30, 2018.

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

	Six Months Ended
	June 30,
	2018	2017
Risk-free interest rate	2.8%	2.3%
Expected volatility of common stock	66.6%	66.1%
Expected life in years	6.25	6.25
Dividend yield	0%	0%

The assumed risk-free interest rate was based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected life of the option. The assumed volatility was calculated based on the historical market prices of a selected group of publicly traded companies considered our peers; we used peer group data because we had limited historical trading data for our common stock, but adjusted the 2016 volatility upward by approximately ten percent to allow us to move toward using the historical trading data for our common stock, which is more volatile than our peer group. In 2017, we began using the historical trading data for our common stock; our stock began trading on our IPO date of December 23, 2010, which provides approximately 7.5 years’ history as of June 30, 2018. For options that have time-based vesting, the expected option life was calculated using the simplified method under the accounting standard for stock compensation and a ten-year option expiration; we use the simplified method because we do not yet have adequate history as a public company traded on a U.S. stock exchange to establish a reasonable expected life. For options that have performance-based vesting, the expected life was calculated based on our internal timelines and operating projections. The expected dividend yield of zero reflects that we have not paid cash dividends since inception and do not intend to pay cash dividends in the foreseeable future.

The options granted to employees during the six months ended June 30, 2018 had a weighted average grant date fair value of $1.80.

-  15  -

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The aggregate intrinsic value of options exercised during the six months ended June 30, 2018 was $19,000; no options were exercised during the six months ended June 30, 2017.

Stock-based compensation arising from employee options and awards under the Plan was as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Research and development expense	179	184	345	346
Selling, general, and administrative expense	1,068	793	2,076	1,543
	$1,247	$977	$2,421	$1,889

As of June 30, 2018, we had approximately $7.2 million of unrecognized compensation costs related to unvested employee equity awards that are expected to be recognized over a weighted-average period of 1.8 years.

12.	Net Income (Loss) Per Common Share

Basic net income (loss) per common share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common share equivalents outstanding for the period determined using the treasury-stock method and the if-converted method, as applicable. For this calculation, common stock options and restricted stock subject to forfeiture are considered common stock equivalents; common stock equivalents are used in the calculation of diluted net loss per share only when their effect is dilutive.

Basic net income per share reconciles to fully diluted net loss per share was as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Diluted Net Loss:
Net income (loss) used for basic net income (loss) per share	$1,927	$(503)	$25,270	$921
Interest expense on convertible notes	585	—	1,163	3,670
Gain on change in fair value of convertible notes	(9,308)	—	(35,014)	(21,977)
	$(6,796)	$(503)	$(8,581)	$(17,386)
Weighted Average Shares Used to Compute Diluted Net Loss per Share:
Shares used for basic net income (loss) per share	41,274,839	41,988,220	41,260,410	42,410,841
Common share equivalents	11,506,156	—	11,506,156	12,884,914
	52,780,995	41,988,220	52,766,566	55,295,755

The following weighted average shares were excluded from the computations of diluted net loss per share for the periods indicated because including them would have been antidilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Options to purchase common stock	6,752,272	6,565,952	6,601,249	6,375,868
Unvested restricted stock	—	7,569	—	10,428
Restricted stock units	725,783	923,411	695,510	850,813
Warrants to purchase common stock	2,119,500	1,068,083	2,119,500	536,991
Common share equivalents of convertible notes	5,441,941	14,248,521	5,441,941	—
	15,039,496	22,813,536	14,858,200	7,774,100

-  16  -

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

13.  Income Taxes

We have reported tax net operating losses since our inception through June 30, 2018; therefore, no provision for income taxes has been recorded since our inception. The net operating tax loss carryforwards arising from our net losses may be available to offset future taxable income for income tax purposes; however, under Internal Revenue Code (“IRC”) Sections 382 and 383, use of the net operating tax loss carryforwards, as well as our research tax credit carryforwards, may be limited based on cumulative changes in ownership. We have established a valuation allowance against our net deferred tax assets due to the uncertainty surrounding the realization of those assets and we, therefore, have no deferred asset or liability balance for any reporting period. We periodically evaluate the recoverability of the deferred tax assets and, when it is determined that it is more-likely-than-not that the deferred tax assets are realizable, the valuation allowance will be reduced. Due to our valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

On December 22, 2017, new tax reform legislation in the U.S., known as the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law. As a result of the Act, we recorded a provisional adjustment at December 31, 2017 as a result of the remeasurement of the deferred tax assets to the lower corporate tax rate, offset with an adjustment to the valuation allowance.

Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, we provisionally determined that there is no deferred tax benefit or expense with respect to the remeasurement of certain deferred tax assets and liabilities due to the full valuation allowance against net deferred tax assets at December 31, 2017.  We expect to finalize our provisional adjustment by the fourth quarter of 2018 and do not expect a significant adjustment from the provisional amounts recorded at December 31, 2017.

14.  Subsequent Event

In July 2018, we entered into an amendment to our exclusive license agreement with Rutgers related to the composition and coating of our bioresorbable scaffolds and our other biomaterial products.  The amendment eliminated all minimum annual royalties, which prior to the amendment could have eventually exceeded $2 million per year and the royalty rate for all products utilizing the licensed technology remains under five percent. Upon a change in control, the royalty rate will be reduced as certain revenue goals are attained. Additionally, under the terms of the amendment, future milestone payments, payments due upon a sublicense of our technology and extension fees applicable to other indications have all been eliminated. The accrual of $500,000 for extension fees as of June 30, 2018 will be reversed in the third quarter of 2018.  The change of control payment has been increased to $7.85 million plus 1% of the amount by which the purchase price to be paid at closing, net of debt repayment to creditors, exceeds $500 million.  The change of control payment will not exceed $10 million.

-  17  -

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations with our unaudited consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q and with our consolidated financial statements and the related notes thereto that are contained in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”). In addition to historical information, the following discussion and analysis includes forward-looking statements that involve risks, uncertainties, and assumptions. Forward-looking statements are all statements other than statements of historical facts, such as those statements regarding the projections and timing surrounding our commercial operations and sales, clinical trials, pipeline product development, future financings, listing our securities for sales on a U.S. stock exchange, and operating and capital requirements

We caution readers that forward-looking statements are not guarantees of future performance and actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” in the 2017 Form 10-K and as may be updated in our periodic reports thereafter. Investors are cautioned that many assumptions on which our forward-looking statements are based are likely to change after our forward-looking statements are made. Further, we may make changes to our business plans that could or will affect our results. We caution investors that we do not intend to update our forward-looking statements more frequently than quarterly, notwithstanding any changes in our assumptions, changes in our business plans, our actual experience, or other changes, and we undertake no obligation to update any forward-looking statements.

Overview

We are a medical device company focused on the development and commercialization of our proprietary polymer-based bioresorbable products for vascular applications. On April 3, 2017, our first product, Fantom, was approved for sale under CE Mark, which allows us to commercialize in Europe and other jurisdictions that recognize the CE Mark. Fantom is a sirolimus-eluting bioresorbable scaffold designed specifically for coronary vascular applications and made from our proprietary polymer, Tyrocore.

In February 2018, we received CE Mark for a third generation product, Fantom Encore, in the 2.5 millimeter diameter size, and in June 2018, we received approval for our 3.0 and 3.5 millimeter sizes.  Fantom Encore, also made from Tyrocore, has thinner struts than Fantom (95, 105 and 115 microns for the 2.5, 3.0 and 3.5 diameter sizes, respectively, versus 125 microns for all diameters of Fantom) and comparable strength and visibility.  Fantom Encore has the thinnest struts of any commercially available bioresorbable scaffold in the 2.5 millimeter diameter size.  Thin struts are associated with better healing and clinical outcomes.  Physicians consider a reduction in strut thickness one of the most important improvements for bioresorbable scaffolds.

We began our commercial launch of Fantom late in the second quarter of 2017 and shipped our first product in the third quarter of 2017. Our initial launch plan assumed we were bringing to market a second generation product with better performance than the then worldwide leading first generation product from Abbott Laboratories, Absorb.  Subsequent to our launch, however, Abbott withdrew Absorb from the market and the negative publicity related to Absorb’s adverse events have severely impacted the market for bioresorbable scaffolds. Companies with bioresorbable scaffolds that were made from the same polylactic acid polymer as Absorb have reduced their commercial efforts for such scaffolds and we became a leader in the market.  Because Fantom is not made with the same polymer as Absorb, we believe that we can commercialize Fantom despite the impact that the withdrawal of Absorb has had on the market and that we can demonstrate the benefits of bioresorbable technology.  That said, building the market for bioresorbable scaffolds is more challenging than selling into an existing, healthy market.  Our building activities include educating physicians regarding the unique features of Tyrocore, Fantom and Fantom Encore, continuing to publish results from our pivotal clinical trial (FANTOM II) and conducting and initiating additional clinical studies to build the clinical evidence needed to support market adoption.  Our post-market trial commenced in May 2018 and we are expanding access throughout the summer and fall of 2018.  Physician interest in Fantom has increased since the announcement of our post-market trial and we believe our market building activities are beginning to build momentum for Fantom.  We have increased interest in the post-market trial and in Fantom after we released 2-year clinical data at EuroPCR in May 2018.

We have launched Fantom in a phased approach beginning first with a Vice President, Europe and a 5-person direct sales force targeting Germany, Switzerland and Austria. In July 2018, we hired a part-time consultant to support direct sales in Belgium, Luxembourg and the Netherlands.  In addition to our direct sales initiatives, we are also expanding sales efforts into other countries with distributors.  In certain countries, it is often favorable to use distributors due to longer customer payment terms and tender requirements.  In April 2018, we announced our first

-  18  -

commercial distribution partnership in Turkey, and in July 2018, we announced our second in Italy.  We will continue to expand our sales efforts geographically as we move into additional phases of our launch.

We have recently expanded our product portfolio into peripheral arterial disease (“PAD”).  In July 2018, we received CE Mark for our sirolimus-eluting bioresorbable scaffold for below-the-knee (“BTK”) PAD which we call MOTIV.  Treatment options for BTK patients are very limited, and many patients progress to amputation. MOTIV has the potential to expand treatment options for millions of patients suffering from PAD.  We plan to release MOTIV in select centers to assess product performance, inform product development activities and determine commercial strategy.

We also continue to make progress on new vascular embolization therapies.  Embolic beads are used to occlude arteries that feed tumors, such as liver cancer or uterine fibroids. Our technology is uniquely suited to embolic beads because we are not aware of any x-ray visible, bioresorbable embolic products currently available worldwide. Embolic beads are interesting because of the established reimbursement, attractive margins, and relatively straight-forward regulatory path relative to bioresorbable scaffolds. We are currently evaluating the best path to take this technology forward for development and commercialization.

As of June 30, 2018, we had a cash, cash equivalents and investment securities balance of $10.9 million, which, based on our current operating plans and projections, we believe will be sufficient to fund our operating and capital needs through the first quarter of 2019.  We have incurred substantial losses since our inception; as of June 30, 2018, we had accumulated a deficit of approximately $356.9 million. See “—Liquidity, Capital Resources and Ability to Continue as a Going Concern,” below.

Key Components of our Results of Operations

Following are the significant components contributing to our results of operations through June 30, 2018:

Research and Development Expenses:  Our research and development, or R&D, expenses arise from internal and external costs. Our internal costs primarily consist of employee salaries and benefits, facility and other overhead expenses, and engineering and other supplies that we use in our labs for prototyping, testing, and other development activities. Our external costs primarily consist of contract research, engineering consulting, polymer consulting and certain production costs, polymer lasing costs, catheter system and anti-restenotic drug purchases, preclinical and clinical trial expenses, regulatory consulting, and license fees paid for the technology underlying our polymer materials. All R&D costs are expensed when incurred.

We recorded the costs to commercially manufacture our Fantom scaffold prior to receiving the CE Mark as research and development expense. Following receipt of CE Mark, costs of commercial manufacturing have been capitalized to inventory.

Our R&D expenses were 43 percent and 60 percent of total operating expenses for the six months ended June 30, 2018 and the year ended December 31, 2017, respectively. These percentages have decreased from our historical averages of 70 to 75 percent of total operating expenses as we transitioned to commercialization of Fantom. While we expect our R&D expenses to decrease in 2018 as compared to 2017 as we focus our resources on the commercialization of Fantom and Fantom Encore and supporting post market trial, we believe R&D expenses will still be a significant portion of our operating expenses as we continue to research, prove feasibility, and develop additional products.

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

Our SG&A expenses were 57 percent and 40 percent of total operating expenses for the six months ended June 30, 2018 and the year ended December 31, 2017, respectively. These percentages have increased from our historical averages of 25 to 30 percent of total operating expenses as we expanded our corporate infrastructure to support the commercialization of Fantom and Fantom Encore and the ongoing needs of being a public company.

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

-  19  -

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

We believe the following accounting policies involve a greater degree of judgment and complexity than our other accounting policies and, therefore, are the most critical to understanding and evaluating our consolidated financial condition and results of operations through June 30, 2018.

Revenue:  Revenue is generated primarily from the sale of our products, Fantom and Fantom Encore. We recognize revenue following a five-step model: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligations.

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

We recognize revenue in an amount that reflects the amount we expect to be entitled to in exchange for our products when control of promised products is transferred to customers upon delivery to the customer’s location.  As shipping and handling is performed before control of the product transfers to the customer, it is accounted for as a fulfillment cost included in cost of sales and it is not considered a performance obligation.

Fantom and Fantom Encore have had limited shelf lives. We currently accept product exchanges for units that expire prior to utilization, which we consider a right of return.  Due to a lack of historical experience and the risk of significant revenue reversal, we currently defer the recognition of revenue until we believe the right of return has expired based upon estimated usage. Actual amounts may ultimately differ from our estimates. If actual results vary and we adjust these estimates, there could be an effect on earnings in the period of adjustment.  We recently received approval for 12-month shelf life for Fantom and we will begin phasing out our product exchange program by the end of 2018.

-  20  -

Revenue recognized from contracts with customers during the six months ended June 30, 2018 was $144,000.  Total product shipments for this period was $277,000.  The difference between product shipments and revenue recognized represents our provision for returns due to our exchange program and was recorded as deferred revenue.   There were no open contracts as of June 30, 2018.

An analysis of the change in deferred revenue in our consolidated balance sheet is summarized as follows:

Balance as of December 31, 2017	$158
Current provisions relating to sales in current year	277
Right of refund expired/sales in current year	(90)
Right of refund expired/sales in prior year	(54)
Balance as of June 30, 2018	$291

Contract acquisition costs

Contract acquisition costs associated with product sales include sales bonuses and royalties. Because our product sales are performance obligations in contracts that are satisfied at the point in time, sales bonuses associated with our product sales and royalties based on sales of our products are incurred at that point in time that is generally the same time the contract is executed. Sales bonuses are recorded as selling expense and royalties are recorded as cost of revenue in our consolidated statements of operations and comprehensive income.

Accounts Receivable:  Our accounts receivable arise from product sales and represent amounts due from hospitals. We provide reserves against trade receivables for estimated losses that may result from a customer’s inability to pay. Amounts determined to be uncollectible are charged or written-off against the reserve. As of June 30, 2018, our allowance for doubtful accounts was $0.

Cost of Revenues:  Cost of revenues consists of direct product costs, royalties and provisions for excess and/or obsolete products. Our product costs consist primarily of direct labor, overhead, raw materials and components. We incur royalties related to technology that we license from a third party.  We assess our reserves for excess and/or obsolete products on a quarterly basis and any changes are recognized in cost of revenues.

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

-  21  -

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

Common Stock Warrants:  The fair value of warrants issued for the purchase of common stock is recorded as a liability whenever warrants call for issuance of registered shares upon exercise, a condition we may not satisfy at the time of exercise, and which, if not so satisfied, will result in a net settlement of warrants. Until the time warrants are exercised or expire, the fair value is assessed at each reporting date. Any change in value is recorded as a gain or loss component of other income (expense) in our consolidated statement of operations. Inputs to the valuation models are of the same nature as those used to value our convertible notes.

Results of Operations

During the first half of 2018, our operating activities focused on expanding commercial operations of Fantom and preparing for our post-market registry trial which commenced in the second quarter of 2018.  Additionally, we completed our CE Mark submission for our bioresorbable scaffold for below-the-knee peripheral arterial disease, MOTIV, and we received approval for it in July 2018.

During the first half of 2017, our operating activities focused on finalizing processes for commercial operations in anticipation of initial sales during the third quarter of 2017. Additionally, we completed our financing transaction with issuances of convertible notes and warrants in May 2017 and June 2017, receiving net cash proceeds of approximately $32.6 million.

Comparison of the Three Months Ended June 30, 2018 and 2017

Our operating results were as follows for the periods indicated (dollars in thousands):

	Three Months Ended
	June 30,		Change
	2018	2017	$	%
Revenue, net	$91	$—	$91	100%
Gross margin	$(30)	$—	$(30)	-100%
Research and development expense	$2,505	$3,083	$(578)	-19%
Selling, general, and administrative expense	$3,135	$1,977	$1,158	59%
Interest expense	$1,562	$3,079	$(1,517)	-49%
Loss on issuance of convertible notes payable and warrants	$—	$520	$(520)	-100%
Gain on change in fair values of convertible notes and warrant liability	$9,125	$8,178	$947	12%

-  22  -

We recognized $91,000 of net revenue during the three months ended June 30, 2018 compared to no revenue for the same period in 2017. Net revenue during the three months ended June 30, 2018 grew by 72 percent as compared to net revenue during the three months ended March 31, 2018, due to an increase in estimated customer usage.  Total product shipments for the three months ended June 30, 2018 was $149,000, a 16 percent increase as compared to total product shipments for the three months ended March 31, 2018.  Additionally, we saw a 38 percent increase in the total number of customers as of June 30, 2018 versus March 31, 2018.

Gross margin for the three months ended June 30, 2018 was negative $30,000.  Cost of goods sold for the three months ended June 30, 2018 included an additional charge of $52,000 for potential excess and obsolete inventory. We have increased our reserves in anticipation of the transition from Fantom to Fantom Encore which we believe will occur by the end of 2018. Excluding this charge, gross profit would have been $22,000 or 24 percent of net revenue.  We anticipate that our gross profit will continue to be lower than industry standards until we reach higher sales and manufacturing volumes.

R&D expense decreased by $0.6 million, or 19 percent, to $2.5 million for the three months ended June 30, 2018 compared to $3.1 million for the same period in 2017. The decrease was due primarily to a $0.3 million decrease in personnel costs and a $0.3 million decrease in licensing fees. The $0.3 million decrease in personnel costs was related to the reduction in force that occurred in the third quarter of 2017 and the $0.3 million decrease in licensing fees was related to reduced activities in these areas as we transitioned from R&D to commercialization.

SG&A expense increased by $1.1 million, or 59 percent, to $3.1 million for the three months ended June 30, 2018 compared to $2.0 million for the same period in 2017. The increase was due primarily to increases in personnel costs of $0.8 million, legal and consulting fees of $0.2 million and facility costs of $0.1 million.  These increases were related to the expansion of our sales force and corporate infrastructure to support the commercialization of Fantom and Fantom Encore and the ongoing needs of being a public company.

Interest expense decreased by $1.5 million, or 49 percent to $1.6 million for the three months ended June 30, 2018 compared to $3.1 million for the same period in 2017.  The decrease was due to the absence of $2.1 million in transaction costs related to the 2017 convertible notes issued in the second quarter of 2017, offset by an increase in interest expense of $0.6 million related to the convertible notes we issued in May and June 2017. During the 2018 period, we had a full quarter of interest related to such notes as compared to a partial quarter of interest during the 2017 period.

We recorded a gain of $9.1 million on the change in fair value of convertible notes and warrant liability for the three months ended June 30, 2018, as compared to a gain of $8.2 million for the same period in 2017.  The fair value of convertible notes is impacted by the number of convertible notes outstanding for each period, as well as other factors that drive fair value, including management assumptions related to the timing and amounts of potential financing transactions, the remaining term of the convertible notes and the market trading price of our stock.

Comparison of the Six Months Ended June 30, 2018 and 2017

Our operating results were as follows for the periods indicated (dollars in thousands):

	Six Months Ended
	June 30,		Change
	2018	2017	$	%
Revenue, net	$144	$—	$144	100%
Gross margin	$(33)	$—	$(33)	-100%
Research and development expense	$4,940	$7,047	$(2,107)	-30%
Selling, general, and administrative expense	$6,429	$4,079	$2,350	58%
Interest expense	$3,069	$3,670	$(601)	-16%
Loss on issuance of convertible notes payable and warrants	$—	$520	$(520)	-100%
Gain on change in fair values of convertible notes and warrant liability	$39,716	$16,316	$23,400	143%

We recognized $144,000 of net revenue during the six months ended June 30, 2018 compared to no revenue for the same period in 2017. Total product shipments for the six months ended June 30, 2018 was $277,000.

Gross margin for the six months ended June 30, 2018 was negative $33,000.  Cost of goods sold for the six months ended June 30, 2018 included an additional charge of $66,000 for potential excess and obsolete inventory. We have increased our reserves in anticipation of the transition from Fantom to Fantom Encore which we anticipate

-  23  -

will occur by the end of 2018. Excluding this charge, gross profit would have been $33,000 or 23 percent of net revenue.  We anticipate that our gross profit will continue to be lower than industry standards until we reach higher sales and manufacturing volumes.

R&D expense decreased by $2.1 million, or 30 percent, to $4.9 million for the six months ended June 30, 2018 compared to $7.0 million for the same period in 2017. The decrease was due primarily to a $0.9 million decrease in personnel costs, a $0.5 million decrease in licensing fees, a $0.3 million decrease in depreciation and a $0.2 million decrease in R&D materials.  The decrease in personnel costs was related to the reduction in force that occurred in the third quarter of 2017.  The decrease in licensing fees, depreciation and R&D materials were each related to reduced activities in those areas as we transitioned from R&D to commercialization.

SG&A expense increased by $2.3 million, or 58 percent, to $6.4 million for the six months ended June 30, 2018 compared to $4.1 million for the same period in 2017. The increase was due primarily to increases in personnel costs of $1.6 million, legal and consulting fees of $0.3 million, travel costs of $0.1 million and facility costs of $0.1 million.  These increases were related to the expansion of our sales force and corporate infrastructure to support the commercialization of Fantom and the ongoing needs of being a public company.

Interest expense decreased by $0.6 million, or 16 percent to $3.1 million for the six months ended June 30, 2018 compared to $3.7 million for the same period in 2017.  The decrease was due to the absence of $2.1 million in transaction costs related to the 2017 convertible notes issued in the second quarter of 2017, offset by an increase in interest expense of $1.5 million related to the convertible notes we issued in May and June 2017. During the 2018 period, we had a full six months of interest related to such notes, as compared to a partial six-month period of interest during the 2017 period.

We recorded a gain of $39.7 million on the change in fair value of convertible notes and warrant liability for the three months ended June 30, 2018, as compared to a gain of $16.3 million for the same period in 2017.  The fair value of convertible notes is impacted by the number of convertible notes outstanding for each period, as well as other factors that drive fair value, including management assumptions related to the timing and amounts of potential financing transactions, the remaining term of the convertible notes and the market trading price of our stock.

Liquidity, Capital Resources and Ability to Continue as a Going Concern

Sources of Liquidity

As of June 30, 2018, we had a cash, cash equivalents and investment securities balance of $10.9 million, which we believe is sufficient to fund our operating and capital needs through the first quarter of 2019. See “—Operating Capital and Capital Expenditure Requirements,” below.

During the second quarter of 2017, we completed a two-stage financing. In May 2017, we issued 338 convertible notes and in June 2017 we issued 133 convertible notes, each with a face value of $100,000, for total gross cash proceeds of $47.1 million. We used a portion of the proceeds from this financing to repurchase 1,732,260 shares of our common stock from one of the investors in the financing at $7.212 per share, for a total repurchase price of $12.5 million, and incurred transaction costs of $2.1 million, resulting in net proceeds from this financing of $32.6 million. As part of the financing, we issued warrants to purchase 2,119,500 shares of our common stock at an initial exercise price of $5.00 per share.

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

The warrants we issued in connection with the convertible notes we issued in May and June 2017 are exercisable, have a five-year life, and their exercise price may be paid only in cash. Management does not view the warrants as a source of funding because exercise is at the holders’ option.

-  24  -

Cash Flows

Our cash flows for the periods indicated were as follows (in thousands):

	Six Months Ended
	June 30,
	2018	2017
Net cash used for operating activities	$(8,638)	$(9,930)
Net cash provided by/(used for) investing activities	233	(164)
Net cash provided by financing activities	—	32,567
Net increase (decrease) in cash and cash equivalents	$(8,405)	$22,473

Net cash flow used for operating activities

Net cash used for operating activities of $8.6 million for the six months ended June 30, 2018 primarily reflects the loss from operations of $11.4 million, offset by non-cash expenses of $2.4 million for stock-based compensation and by $0.3 million of depreciation and amortization. The interest on convertible notes, loss on issuance of convertible notes and warrants to purchase common stock, and the gain on change in fair value of convertible notes and warrant liability are non-cash items that had no effect on cash flows.

Net cash used for operating activities of $9.9 million for the six months ended June 30, 2017 primarily reflects the loss from operations of $11.1 million and changes in assets and liabilities of $1.2 million, offset by non-cash expenses of $1.9 million for stock-based compensation and $0.5 million of depreciation and amortization. The interest on convertible notes and the loss on change in fair value of convertible notes and warrant liability are non-cash items that had no effect on cash flows.

Net cash flow provided by (used for) investing activities

Cash provided by investing activities of $0.2 million for the six months ended June 30, 2018 was associated primarily with purchases of property and equipment of $0.6 million, offset by maturities of investment securities of $0.7 million and proceeds from the sale of equipment of $50,000. Cash used for investing activities of $0.2 million for the six months ended June 30, 2017 was for purchases of lab and other equipment.

Net cash flow provided by financing activities

There was no cash provided by financing activities for the six months ended June 30, 2018.

Cash provided by financing activities during the six months ended June 30, 2017 consisted of $47.1 million in proceeds from the issuance of convertible notes payable, offset by payments of $2.0 million for transaction costs and $12.5 million to repurchase 1,732,260 shares of our common stock.

Operating Capital and Capital Expenditure Requirements

On April 3, 2017, our first product, Fantom, was approved for sale under a CE Mark, which allows us to commercialize in Europe and other jurisdictions that recognize the CE Mark. We initiated commercial sales in July 2017. Fantom is our first commercial product; prior to 2017, we had not commercialized any products or generated any revenue since our inception in June 1998. Although we initiated commercial sales of Fantom in the third quarter of 2017, we are still very early in the commercialization stage.  Our initial launch plan assumed we were bringing to market a second generation product with better performance than the then worldwide leading first generation product from Abbott Laboratories, Absorb.  Subsequent to our launch, however, Abbott withdrew Absorb and the negative publicity related to Absorb’s adverse events severely impacted the market for bioresorbable scaffolds.  Companies with bioresorbable scaffolds that were made from the same polylactic acid polymer as Absorb reduced their commercial efforts for such scaffolds and we became a leader in the market.  Because Fantom is not made with the same polymer as Absorb, we believe that we can commercialize Fantom despite the impact that the withdrawal of Absorb has had on the market and that we can demonstrate the benefits of bioresorbable technology.  That said, building the market for bioresorbable scaffolds is more challenging than selling into an existing, healthy market. We are conducting and initiating additional clinical studies to build the clinical evidence needed to support market adoption.  During 2018, we are expanding our commercial and clinical efforts to additional markets that accept the CE Mark or allow registration based on our existing clinical evidence.

-  25  -

We have incurred substantial losses since our inception. As of June 30, 2018, we had accumulated a deficit of $356.9 million. Until we generate revenue at a level to support our cost structure, we expect to continue to incur substantial operating losses and net cash outflows. We may never become profitable and even if we attain profitability, we may not sustain profitability or positive cash flows on a recurring basis. Until we generate positive cash flows from operations on a sustainable basis, we plan to continue to fund our operating and capital needs from our current cash resources and proceeds from future capital raising efforts.  As of June 30, 2018, we had a cash, cash equivalents and investment securities balance of $10.9 million.  Our current planned operating activities call for expenditures over the next 12 months that exceed our current cash, cash equivalents and investment securities balance, which we currently believe will only be sufficient to fund our operations through the first quarter of 2019.   See “—Sources of Liquidity,” above.

Until we are able to significantly accelerate our sales, we do not anticipate generating positive cash flows in 2018 or 2019, and therefore, will need to raise further capital to support our operations and our ongoing costs, and to conduct a U.S. clinical trial, if we determine to do so.  We have a plan to address our capital needs, which includes accelerating our revenue by pursuing sales expansion and executing business development and strategic opportunities.  We are also evaluating public or private sales of our equity or debt securities. In addition, the convertible notes we issued in 2014 mature in November 2019 and each holder of the convertible notes we issued in 2017 has a redemption right that it may exercise in November 2019.  As of June 30, 2018, the aggregate face value of all such convertible notes plus accrued interest was $83.9 million. If the holders of the 2017 convertible notes collectively, or individually, call for redemption, or if we are unable to convert or extend the maturity date of the 2014 convertible notes, we most likely will not have the cash to repay the notes, and the noteholders could commence legal action against us and/or we may need to reduce operating activities and personnel, sell assets, such as our intellectual property, and/or declare bankruptcy, and we may not be able to remain in business.

There can be no assurance that we will be successful in accelerating our revenue or raising additional capital.  Additionally, we may be limited by the terms of our convertible notes as to the type, quantity, timing, or other aspects of any financing, unless the noteholders agree to modify or waive certain terms of the convertible notes. If we are unable to significantly increase revenue or raise additional capital when needed or on acceptable terms, we would need to consider a delay, reduction or cessation of our research and development programs and our commercialization efforts.  There can be no assurance that our efforts will result in the resolution of our liquidity needs. The factors discussed above raise substantial doubt about our ability to continue as a going concern.  If we are not able to continue as a going concern, holders of our common stock could lose most or all of their investment.  The accompanying consolidated financial statements do not include any adjustments that might result should we be unable to continue as a going concern.

Because of the numerous risks and uncertainties associated with developing, testing, and commercializing medical devices such as our bioresorbable scaffolds, our estimates as to the amounts and timing of capital outlays and operating expenditures are subject to change. Our ongoing funding requirements will depend on many factors, including, but not limited to:

•	the success of our sales and marketing initiatives;
•	whether the holders of the 2017 convertible notes exercise their redemption option;
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

-  26  -

needed for our expected commercial sales for the foreseeable future and therefore, we do not have any plans for facility expansion at this time.

Contractual Obligations, Commitments, and Contingencies

As of June 30, 2018, there were no material changes outside of the ordinary course of business in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2017 Form 10-K.

In July 2018, we entered into an amendment to our exclusive license agreement with Rutgers related to the composition and coating of our bioresorbable scaffolds and our other biomaterial products.  The amendment eliminated all minimum annual royalties, which prior to the amendment could have eventually exceeded $2 million per year and the royalty rate for all products utilizing the licensed technology remains under five percent. Upon a change in control, the royalty rate will be reduced as certain revenue goals are attained. Additionally, under the terms of the amendment, future milestone payments, payments due upon a sublicense of our technology and extension fees applicable to other indications have all been eliminated. The accrual of $500,000 for extension fees as of June 30, 2018 will be reversed in the third quarter of 2018.  The change of control payment has been increased to $7.85 million plus 1% of the amount by which the purchase price to be paid at closing, net of debt repayment to creditors, exceeds $500 million.  The change of control payment will not exceed $10 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to our market risk during the six months ended June 30, 2018.  For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosure about Market Risk” of the 2017 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2018 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

-  27  -

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Filed
		with this	Incorporated by Reference
Exhibit Number	Description of Exhibits	Form 10-Q	Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation		S-1/A	333-168852	10/22/2010
3.2	Composite Bylaws		10-K	000-54192	3/07/2018
4.1	Form of Stock Certificate		S-1/A	333-168852	11/12/2010
4.2 (a)	Form of Amended and Restated Investors’ Rights Agreement, by and among REVA Medical, Inc. and the holders of our common stock and convertible notes set forth therein		DEF14A	000-54192	10/14/2014
4.2 (b)	First Amendment to Amended and Restated Investors’ Rights Agreement dated September 24, 2014		DEF14A	000-54192	5/15/2017
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X
32.1 *	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X
99.1	Section 13 of the ASX Settlement Rules		S-1/A	333-168852	10/22/2010
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

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

REVA Medical, Inc.

Date: August 7, 2018	/s/ Regina E. Groves
Regina E. Groves
Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2018	/s/ Brandi L. Roberts
Brandi L. Roberts
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

-  29  -