Form 10-Q
period 2018-09-30
REVA Medical, Inc.
filed 2018-11-06
CIK 1496268

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☑

As of November 1, 2018, 41,479,877 shares of the registrant’s common stock, $0.0001 par value per share, were outstanding.

REVA MEDICAL, INC.

FORM 10-Q –– QUARTERLY REPORT

For the Quarter Ended September 30, 2018

- i -

REFERENCES

Corporate Information

Our principal executive offices are located at 5751 Copley Drive, Suite B, San Diego, CA 92111, U.S.A., and our telephone number is (858) 966-3000. Our website address is www.revamedical.com. The information on, or accessible through, our website is not part of this report. Unless the context implies otherwise, references in this report and in the information incorporated herein by reference to “REVA Medical,” “REVA,” the “Company,” “we,” “us,” and “our” refer to REVA Medical, Inc. and its consolidated subsidiary.

Currency

Unless indicated otherwise in this report, all references to “$” or “dollars” refer to United States dollars, the lawful currency of the United States of America. References to “A$” refer to Australian dollars, the lawful currency of the Commonwealth of Australia.

Trademarks

Our product name Fantom® is a registered trademark in the United States, Australia and the European Union.  We have pending applications to register the mark in Brazil, China and Japan.  The names Fantom Encore, Tyrocore™ and MOTIV™ are also our trademarks. We have pending applications to register Tyrocore and MOTIV in the United States.  All other trademarks, trade names, and service marks appearing in this report are the property of their respective owners. Use or display by us of other parties’ trademarks, trade dress, or service marks is not intended to and does not imply a relationship with, or endorsement or sponsorship of, us by the owner thereof.

- ii -

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

REVA Medical, Inc.

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$7,094	$18,544
Investment securities	—	1,470
Accounts receivable, net	115	63
Inventory	831	627
Prepaid expenses and other current assets	685	438
Total current assets	8,725	21,142
Property and equipment, net	1,878	1,492
Other non-current assets	23	27
Total assets	$10,626	$22,661

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$1,010	$756
Accrued expenses and other current liabilities	1,544	1,737
Deferred revenue	383	158
Total current liabilities	2,937	2,651
Convertible notes	66,211	99,368
Accrued interest on convertible notes	13,465	8,779
Common stock warrant liability	470	4,176
Other long-term liabilities	813	500
Total liabilities	83,896	115,474

Commitments and contingencies (Note 9)

Stockholders' deficit:
Common stock ― $0.0001 par value; 100,000,000 shares authorized; 41,479,877 and 41,245,820 shares issued and outstanding, respectively, at September 30, 2018 and December 31, 2017	4	4
Additional paid-in capital	292,651	289,342
Accumulated other comprehensive loss	(2)	(2)
Accumulated deficit	(365,923)	(382,157)
Total stockholders' deficit	(73,270)	(92,813)
Total liabilities and stockholders' deficit	$10,626	$22,661

The accompanying notes are an integral part of these financial statements.

REVA Medical, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue, net	$93	$17	$237	$17
Cost of revenue	141	7	318	7
Gross margin	(48)	10	(81)	10
Operating expenses:
Research and development	1,729	3,092	6,669	10,139
Selling, general, and administrative	2,821	1,687	9,250	5,766
Total operating expenses	4,550	4,779	15,919	15,905
Loss from operations	(4,598)	(4,769)	(16,000)	(15,895)

Other income (expense):
Interest income	19	34	64	36
Interest expense	(1,617)	(1,499)	(4,686)	(5,169)
Loss on issuance of convertible notes payable and warrants to purchase common stock	—	—	—	(520)
(Loss) gain on change in fair value of convertible notes and warrant liability	(2,853)	12,304	36,863	28,620
Other income (expense)	13	(17)	(7)	(98)
Total other income (expense)	(4,438)	10,822	32,234	22,869
Net income (loss)	$(9,036)	$6,053	$16,234	$6,974

Net income (loss) per share - basic	$(0.22)	$0.15	$0.39	$0.17
Weighted average shares outstanding - basic	41,456,349	41,197,348	41,326,441	42,001,898

Net loss per share - diluted	$(0.22)	$(0.08)	$(0.31)	$(0.33)
Weighted average shares outstanding - diluted	41,456,349	58,525,654	52,832,597	56,547,761

Comprehensive Income (Loss):
Net income (loss)	$(9,036)	$6,053	$16,234	$6,974
Other comprehensive income (loss)	0	0	0	0
Comprehensive income (loss)	$(9,036)	$6,053	$16,234	$6,974

The accompanying notes are an integral part of these financial statements.

REVA Medical, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net income	$16,234	$6,974
Non-cash adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	448	806
Loss on sale of property and equipment	—	45
Stock-based compensation	3,309	1,003
Provision for inventory reserve	60	—
Interest expense on convertible notes	4,686	5,169
Loss on issuance of convertible notes payable and warrants to purchase common stock	—	520
Gain on change in fair value of convertible notes and warrant liability	(36,863)	(28,620)
Deferred rent	14	—
Changes in operating assets and liabilities:
Accounts receivable	(52)	(65)
Inventory	(264)	(370)
Prepaid expenses and other current assets	(297)	104
Other non-current assets	—	30
Accounts payable	251	(420)
Accrued expenses and other current liabilities	(207)	(338)
Deferred revenue	225	88
Other long-term liabilities	306	234
Net cash used for operating activities	(12,150)	(14,840)
Cash flows from investing activities:
Purchases of property and equipment	(820)	(335)
Purchases of investment securities	—	(1,470)
Proceeds from sale of property and equipment	50	—
Maturities of investment securities	1,470	—
Net cash provided by/(used for) investing activities	700	(1,805)
Cash flows from financing activities:
Proceeds from issuances of common stock	—	92
Repurchase of common stock	—	(12,493)
Proceeds from issuances of convertible notes payable and warrants, net	—	44,985
Net cash provided by financing activities	—	32,584
Net increase (decrease) in cash and cash equivalents	(11,450)	15,939
Cash and cash equivalents at beginning of period	18,544	6,674
Cash and cash equivalents at end of period	$7,094	$22,613

Supplemental non-cash information:
Property and equipment in accounts payable at end of period	$14	$23
Adjustment to beginning accumulated deficit upon adoption of ASU 2016-09	$—	$53
Leasehold improvement allowance - lessor paid improvements	$787	$—

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

We are a medical device company focused on the development and commercialization of polymer-based bioresorbable products for vascular applications. Coronary artery disease (“CAD”) has been our first area of focus.  Annually, more than 5.6 million metallic stents are used to treat CAD and worldwide sales are estimated at $4.0 billion1.  Fantom, our sirolimus-eluting bioresorbable scaffold is marketed in select European and Middle Eastern countries as an alternative to metallic stents in the treatment of CAD.  On November 1, 2018, we launched Fantom Encore, our third generation coronary scaffold, in these markets. Fantom Encore has the thinnest struts of any commercially available bioresorbable scaffold in Europe.

We expanded our product portfolio into the treatment of below-the-knee (“BTK”) peripheral artery disease (“PAD”) with receipt of CE Mark for the MOTIV sirolimus-eluting bioresorbable scaffold in July 2018.  PAD in the lower extremities is a large and growing medical issue.  According to the Center for Disease Control, more than 8.5 million Americans suffer from PAD.  We estimate that the worldwide market for drug-eluting bioresorbable scaffolds in BTK PAD could reach $1.5 billion2.  We plan to release MOTIV in select centers to assess product performance, inform product development activities and determine commercial strategy.

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

Basis of Presentation:  We have prepared the accompanying consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) and SEC rules and regulations for reporting of interim financial information and, therefore, certain information and footnote disclosures normally included in annual financial statements are omitted. Accordingly, these interim financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and with the audited financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”).

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

The results of operations for the three and nine month periods ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period.

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

Liquidity, Capital Resources and Ability to Continue as a Going Concern:  The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We have incurred significant operating losses since inception and have relied on our ability to fund our operations primarily through equity and debt financings.  At September 30, 2018, we had an accumulated deficit of $365.9 million and cash of $7.1 million. Our current planned operating activities call for expenditures over the next 12 months that exceed our current cash.  We currently believe that our current cash will be sufficient to fund our operations only through the first quarter of 2019, assuming that we achieve certain minimum levels of sales of our Fantom and Fantom Encore scaffolds between now and the first quarter of 2019 and that we implement cost reductions in November 2018.  If we do not achieve the minimum level of sales, or implement such cost reductions, we currently believe that our current cash will be sufficient to fund our operations only through the middle of the first quarter of 2019 unless we further reduce operating and capital expenditures or sell certain assets.

Although we initiated commercial sales of Fantom in the third quarter of 2017, we are still very early in the commercialization stage.  We are focused on educating physicians regarding the unique features of Tyrocore, Fantom and Fantom Encore, continuing to publish results from our pivotal clinical trial (FANTOM II) and conducting and initiating additional clinical studies, including the commencement of our 1,500 patient post-market trial in May 2018, to build additional clinical evidence to support market adoption.  Until we generate revenue at a level to support our cost structure, we expect to continue to incur substantial operating losses and net cash outflows. We may never become profitable and even if we attain profitability, we may not sustain profitability or positive cash flows on a recurring basis. Unless we are able to significantly accelerate our sales, we do not anticipate generating positive cash flows in 2018 or 2019, and therefore, will need to raise further capital to support our operations and our ongoing costs, and, if we determine to do so, to conduct additional clinical trials. We plan to address our capital needs by pursuing business development and strategic opportunities and pursuing equity or debt financing options.  In addition, the convertible notes we issued in 2014 mature in November 2019 and each holder of the convertible notes we issued in 2017 has a redemption right that it may exercise in November 2019.  If the holders of the 2017 convertible notes collectively, or individually, exercise their redemption right, or if the 2014 convertible notes are not converted into shares of our common stock or their maturity date is not extended, we most likely will not have the cash to repay the notes.  As of September 30, 2018, the aggregate face value of all such convertible notes plus accrued interest was $85.6 million.  See Note 7 Convertible Notes and Warrants to Purchase Common Stock for additional information.  If we do not successfully execute strategic opportunities that provide us with capital or raise capital through equity or debt financings, we will need to consider significant additional delays, reductions or cessation of our research and development programs and of our commercialization efforts, and we could be forced into bankruptcy or liquidation.  There can be no assurance that our efforts will result in the resolution of our liquidity needs. The factors discussed above raise substantial doubt about our ability to continue as a going concern.  If we are not able to continue as a going concern, holders of our common stock and our convertible notes could lose their investment.  The accompanying consolidated financial statements do not include any adjustments that might result should we be unable to continue as a going concern.

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

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

Common Stock Warrants:  The fair value of warrants issued for the purchase of common stock is recorded as a liability whenever warrants call for issuance of registered shares upon exercise, a condition we may not satisfy at the time of exercise, and which, if not so satisfied, will result in a net settlement of warrants. Until the time warrants are exercised or expire, the fair value is assessed at each reporting date. Any change in value is recorded as a gain or loss as a component of other income (expense) in our consolidated statement of operations. Inputs to the valuation models are of the same nature as those used to value our convertible notes.

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

We began selling our products in July 2017.  We sell our products primarily through direct sales to end-users, though in April 2018, we also began selling them through distributors. Our products are sold only in countries that accept CE Mark. Terms of sale are generally consistent for both end-users and distributors with payment terms generally net 30 to 90 days. No installation, calibration or testing of products is performed subsequent to shipment in order to render products operational. Revenue is categorized based on sales channel: direct sales and distributors.

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

Fantom and Fantom Encore have had limited shelf lives. We currently maintain a product exchange program under which we accept product exchanges for units that expire prior to utilization, which we consider a right of return.  Due to a lack of historical experience and the risk of significant revenue reversal, we currently defer the recognition of revenue until we believe the right of return has expired based upon estimated usage. Actual amounts may ultimately differ from our estimates. If actual results vary and we adjust these estimates, there could be an effect on earnings in the period of adjustment.  We recently received approval for 12-month shelf life for Fantom and Fantom Encore and we will begin phasing out our product exchange program in the fourth quarter of 2018.

Revenue recognized from contracts with customers during the three and nine months ended September 30, 2018 was $93,000 and $237,000, respectively.  Total product shipments for these periods was $185,000 and $462,000, respectively. The difference between product shipments and revenue recognized represents our provision for returns

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

under our product exchange program and was recorded as deferred revenue.   There were no open contracts as of September 30, 2018.

An analysis of the change in deferred revenue in our consolidated balance sheet is summarized as follows:

Balance as of December 31, 2017	$158
Current provisions relating to sales in current year	462
Right of refund expired/sales in current year	(66)
Right of refund expired/sales in prior year	(171)
Balance as of September 30, 2018	$383

Contract acquisition costs

Contract acquisition costs associated with product sales include sales bonuses and royalties. Because our product sales are performance obligations in contracts that are satisfied at a point in time, sales bonuses associated with and royalties based on our product sales are incurred at the point in time that is generally the same time the contract is executed. Sales bonuses are recorded as selling expense and royalties are recorded as cost of revenue in our consolidated statements of operations and comprehensive income (loss).

Accounts Receivable:  Our accounts receivable arise from product sales and represent amounts due from hospitals. We provide reserves against trade receivables for estimated losses that may result from a customer’s inability to pay. Amounts determined to be uncollectible are charged or written-off against the reserve. As of September 30, 2018 and December 31, 2017, our reserves against such trade receivables was $0.

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

For time-based vesting stock options granted to employees and directors, we determine compensation expense based on estimated grant date fair values utilizing the Black-Scholes option valuation model. The Black-Scholes model requires the input of assumptions, including, among others, volatility, the expected term, and the fair value of the underlying common stock on the date of grant. For time-based vesting restricted stock awards and RSUs, the grant date fair value is equal to the closing market price of our common stock on the date of award. We use the straight-line method to allocate compensation expense to reporting periods over each recipient’s requisite service period, which is generally from one to four years. All stock-based compensation expense is recorded as either research and development or selling, general and administrative expense based on a recipient’s work classification.

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

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

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

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09 Revenue from Contracts with Customers, which introduced Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), ASU 2014-09 which introduced ASC 606, an updated standard on revenue recognition.  The standard outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. Revenue recognized under ASC 606 represents the consideration an entity expects to be entitled to in exchange for the transfer of goods or services to a customer; it also requires additional disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. The standard permits two methods of adoption:  retrospectively to each prior reporting period (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method).  We adopted ASC 606 effective January 1, 2018 and utilized the modified retrospective method for adoption. The adoption of the new revenue standards did not change our revenue recognition as our revenues continued to be recognized when the customer takes control of our product.  No adjustment to retained earnings was required upon adoption because we did not identify any accounting changes that impacted the amount of previously reported revenues.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The amendments in this update require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public entities. For public business entities, the amendments in ASU 2016-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Except for the early application guidance discussed in ASU 2016-01, early adoption of the amendments in this update is not permitted. We adopted ASU 2016-01 effective January 1, 2018.  For the nine months ended September 30, 2018, there were no changes in the value of our convertible notes or common stock warrant liability related to credit risk.  Therefore, this guidance had no impact on our consolidated financial statements for the three or nine months ended September 30, 2018.  We will continue to evaluate this guidance quarterly.

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Recently Issued Accounting Pronouncements: In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), in July 2018 issued ASU 2018-10 Codification Improvements to Topic 842, Leases and in August 2018 issued ASU 2018-11 Leases (Topic 842) – Targeted Improvements. These updates require a lessee to recognize on the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term for all leases with terms greater than twelve months. For leases less than twelve months, an entity is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. These updates are effective for fiscal years beginning with fiscal year 2019, including interim periods within those years, with early adoption permitted. Although we are currently evaluating the impact of this guidance on our consolidated financial statements, we expect that most of our operating lease commitments will be recognized as right-of-use assets and liabilities upon adoption of the new guidance and will significantly increase both the assets and liabilities recognized and reported on our balance sheet.   The Company currently expects to complete its assessment of the full financial impact of the new lease accounting guidance during the next three to six months.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal Use Software - Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which amends the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract to align with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We are in the process of evaluating the impact on our consolidated financial statements and the timing of adoption of this update.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This new guidance removes certain disclosure requirements related to the fair value hierarchy, modifies existing disclosure requirements related to measurement uncertainty and adds new disclosure requirements. The new disclosure requirements include disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This new guidance is effective for the Company beginning on January 1, 2020, with early adoption permitted. Certain disclosures in the new guidance will need to be applied on a retrospective basis and others on a prospective basis. While the Company is currently assessing the impact of the new guidance, it is not expected to have a material impact on our  consolidated financial statements.

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

3.    Investment Securities

Investment securities are marketable equity or debt securities. As of September 30, 2018, we had no investment securities.  Prior to this quarter, all of our investment securities were “available-for-sale” securities and carried at fair value. Fair value for securities with short maturities and infrequent secondary market trades typically is determined by using a curve-based evaluation model that utilizes quoted prices for similar securities. The evaluation model takes into consideration the days to maturity, coupon rate and settlement date convention. Net unrealized gains or losses on these securities are included in accumulated other comprehensive loss, which is a separate component of stockholders’

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

deficit. Realized gains and realized losses are included in other income (expense) while amortization of premiums and accretion of discounts are included in interest income. Interest and dividends on available-for-sale securities are included in interest income. We periodically evaluate our investment securities for impairment. If we determine that a decline in fair value of any investment security is other than temporary, then the cost basis would be written down to fair value and the decline in value would be charged to other expense at that time.

Historically, when we had investment securities, they were under the custodianship of a major financial institution, consisted of certificates of deposit insured by the Federal Deposit Insurance Corporation, and were classified as current assets on our consolidated balance sheets because we considered them to be highly liquid and available for use, if needed, in current operations.

4.	Inventory

The Company began capitalizing inventory upon obtaining CE Mark approval during the second quarter of 2017.  Inventory at September 30, 2018 and December 31, 2017 was as follows (in thousands):

	September 30,	December 31,
	2018	2017
Raw materials	$653	$255
Work in process	159	61
Finished goods	97	329
Excess and obsolete reserve	(78)	(18)
	$831	$627
5.	Property and Equipment

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

Property and equipment at September 30, 2018 and December 31, 2017 were as follows (in thousands):

	September 30,	December 31,
	2018	2017
Furniture, office equipment, and software	$580	$601
Laboratory equipment	5,728	5,705
Leasehold improvements	3,208	2,422
Construction in progress	12	—
	9,528	8,728
Accumulated depreciation and amortization	(7,650)	(7,236)
	$1,878	$1,492

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities at September 30, 2018 and December 31, 2017 were as follows (in thousands):

	September 30,	December 31,
	2018	2017
Accrued salaries and other employee costs	$985	$1,296
Accrued clinical and preclinical expenses	234	220
Accrued operating expenses	303	184
Accrued use taxes and other	22	37
	$1,544	$1,737

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

7.	Convertible Notes Payable and Warrants to Purchase Common Stock

In May 2017, we issued 338 convertible notes and in June 2017 we issued 133 convertible notes (collectively, the “2017 Notes”), each with a face value of $100,000, for total gross cash proceeds of $47.1 million.  We used a portion of these proceeds to repurchase 1,732,260 shares of our common stock from one of the purchasers in the 2017 Notes at $7.212 per share, for a total repurchase price of $12.5 million, and incurred transaction costs of $2.1 million, resulting in net proceeds of $32.6 million. The 2017 Notes are convertible at any time at the holders’ election; the conversion rate as of September 30, 2018 was $8.655 per share, which, if converted at that conversion rate, would result in issuing 5,441,941 shares of common stock upon conversion. The conversion rate may decrease depending on the price at which we issue securities in a future financings, if any, to a minimum of $7.212 per share. The 2017 Notes mature five years from issue date, if not converted or redeemed earlier. Interest accrues at the rate of 8.0 percent per annum, compounded annually, and is payable upon redemption or maturity; accrued interest is not payable or convertible upon conversion of the notes. Upon at least 30 days’ written notice, each holder of the 2017 Notes has a right to request that we redeem the notes (face value plus accrued interest) on November 4, 2019, if they have not been previously converted or redeemed.

On their issue dates, we evaluated the 2017 Notes and, following an analysis of the embedded and derivative features, irrevocably elected to account for the notes at fair value. Their fair value as of September 30, 2018 and December 31, 2017 was estimated to be $39.7 million and $38.4 million, respectively.  Their fair value as of September 30, 2018 was $7.4 million below their $47.1 million face value.

In November 2014, we issued 250 convertible notes (the “2014 Notes”), each with a face value of $100,000, for total gross cash proceeds of $25.0 million. The 2014 Notes are convertible at any time at the holders’ election into a total of 11,506,156 shares of common stock, which represents a conversion rate of $2.17275 per share. The 2014 Notes mature on November 14, 2019, if not converted or redeemed earlier. Interest accrues at the rate of 7.54 percent per annum, compounded annually, and is payable upon redemption or maturity; accrued interest is not payable or convertible upon conversion of the 2014 Notes. Effective June 1, 2017, the terms of the 2014 Notes that provided the holders with a one-time option to require us to redeem the notes on June 30, 2017 and that provided for an automatic conversion of the 2014 Notes were eliminated, and the 2014 Notes were modified to be subordinate to the 2017 Notes. Our stockholders approved the foregoing modifications to the terms of the 2014 Notes.

On their issue date, we evaluated the 2014 Notes and, following an analysis of the embedded and derivative features, we irrevocably elected to account for the notes at fair value. Following the modifications to the notes that were effective on June 1, 2017, we continued to account for the 2014 Notes under the fair value method. Their fair value as of September 30, 2018 and December 31, 2017 was estimated to be $26.5 million and $61.0 million, respectively. Their fair value as of September 30, 2018 was $1.5 million higher than the $25.0 million face value.

Changes in the fair value of the 2014 Notes and 2017 Notes (collectively, the “convertible notes”) are recorded as gains or losses in the other income (expense) portion of our consolidated statement of operations. During the three months and nine months ended September 30, 2018, we accrued $1.6 million and $4.7 million in interest expense on the convertible notes, respectively. During the three and nine months ended September 30, 2017, we accrued $1.5 million and $3.1 million in interest expense on the convertible notes, respectively, as well as $2.1 million in transaction costs related to issuance of the 2017 Notes.

In connection with issuing the 2017 Notes, in May 2017 and June 2017, we issued warrants to purchase up to 2,119,500 shares of common stock to the purchasers of the 2017 Notes. The warrants are immediately exercisable and expire five years from issue date. The exercise price of each warrant is $5.00 per share, which may increase depending on the price at which we issue securities in future financings, if any, to a maximum of $7.212 per share. The fair value of the warrants on September 30, 2018 and December 31, 2017 was estimated to be $0.5 million and $4.2 million, respectively. Changes in the fair value of the warrants are recorded as gains or losses in the other income (expense) portion of our consolidated statement of operations.

The aggregate fair value of the 2017 Notes and warrants on their issue dates was estimated to be $47.6 million, which was $0.5 million higher than the $47.1 million issue price; we recorded this difference as a loss on issuance in the consolidated statement of operations.

As previously discussed, the 2014 Notes mature in November 2019 and each holder of the 2017 Notes has a redemption right that it may exercise in November 2019.  As of September 30, 2018, the aggregate face value of all the convertible notes plus accrued interest was $85.6 million. If the holders of the 2017 Notes collectively, or

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

individually, exercise their redemption right, or if the 2014 Notes are not converted into shares of our common stock or their maturity date is not extended, we most likely will not have the cash to repay the notes (see Note 1 – Liquidity, Capital Resources and Ability to Continue as a Going Concern).

8.	Fair Value Measurements

Our convertible notes and common stock warrant liability are carried at fair value.  Our cash equivalents and investment securities, when we had them, were also carried at fair value.  The fair value of financial assets and liabilities is measured under a framework that establishes “levels” which are defined as follows: (i)  Level 1 fair value is determined from observable, quoted prices for identical assets or liabilities; (ii) Level 2 fair value is determined from quoted prices for similar items in active markets or quoted prices for identical or similar items in markets that are not active, and (iii) Level 3 fair value is determined using the entity’s own assumptions about the inputs that market participants would use in pricing an asset or liability.

The fair values of our cash equivalents, investment securities, convertible notes and common stock warrant liability are summarized in the following tables (in thousands):

	September 30, 2018
	Total	Fair Value Determined Under:
	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Convertible notes	$66,211	$—	$—	$66,211
Common stock warrant liability	$470	$—	$—	$470

	December 31, 2017
	Total	Fair Value Determined Under:
	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$4,388	$4,388	$—	$—
Investment securities	$1,470	$—	$1,470	$—
Liabilities:
Convertible notes	$99,368	$—	$—	$99,368
Common stock warrant liability	$4,176	$—	$—	$4,176

2017 Notes and Warrants:  The fair value of the 2017 Notes as of September 30, 2018 was determined using a Least Squares Monte Carlo simulation model; the fair value of our warrants to purchase common stock was determined using the same model with an embedded Black-Scholes valuation model to evaluate the early exercise features. These models require use of unobservable inputs that are determined by management, with the assistance of independent experts. These inputs represent our best estimates, but involve certain inherent uncertainties. We use the market value of the underlying stock, a life equal to the contractual life of the financial instrument, an estimate of the credit spread based on the implied spread as of the commencement date of the 2017 Notes, an estimate of volatility based on the historical prices of our trading securities, and we make assumptions as to our abilities to test and commercialize our product(s), to obtain future financings when and if needed, to comply with the terms and conditions of our convertible notes, and the probability of a change in control event.

The following is a summary of the assumptions used to value the 2017 Notes:

	September 30,	December 31,
	2018	2017
Price per share of common stock	$2.13	$5.31
Risk-free interest rate	2.9%	2.1%
Expected volatility of common stock	45.0%	45.0%
Expected life (in years)	3.63	4.37
Bond yield of equivalent securities	26.5%	26.5%

A significant change in the market price per share, expected volatility, or bond yield of equivalent securities, in isolation, would result in significantly higher or lower fair value measurements. In combination, changes in these inputs

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

could result in a significantly higher or lower fair value measurement if the input changes were to be aligned, or could result in a minimally higher or lower fair value measurement if the input changes were of a compensating nature.

2014 Notes:  The fair value of the 2014 Notes as of September 30, 2018 was determined using a Least Squares Monte Carlo simulation model.  This model requires use of unobservable inputs that are determined by management, with the assistance of independent experts. These inputs represent our best estimates, but involve certain inherent uncertainties. We use the market value of the underlying stock, a life equal to the contractual life of the financial instrument, estimates of the forward AUD/USD exchange rate, an estimate of the credit spread calculated by adding a subordination spread based on an analysis of comparable bonds to our implied spread from the valuation of the 2017 Notes and warrants, and an estimate of volatility based on the historical prices of our trading securities.

The primary assumptions used to value the 2014 Notes as of September 30, 2018 were:  expected life of 1.1 years, AUD stock price of $2.94 (US equivalent of $2.13), expected volatility of common stock of 45%, forward exchange rate volatility of 10%, credit spread of 26.5% and risk-free interest rate of 2.0% to 2.5%.

The fair value of the 2014 Notes as of December 31, 2017 was determined using an “as-converted” method. This involved multiplying the number of shares into which the 2014 Notes convert (11,506,156 shares) by the Company’s stock price as of December 31, 2017 (the last trading day of the quarter).  We performed an evaluation as to whether the “as-converted” method would yield a materially different result from the Least Squares Monte Carlo simulation model used in previous quarters and determined that it would not. We use the “as-converted” method for calculating fair value when the 2014 Notes are significantly in the money as they no longer have complex features which would require a more complicated valuation model.

Reconciliation: A reconciliation of the convertible notes and common stock warrant liability that are measured and recorded at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

		Common Stock
	Convertible Notes	Warrant Liability
Balance at December 31, 2016	$91,655	$—
Net issuances	40,954	6,666
Total unrealized gains on change in fair value	(33,241)	(2,490)
Balance at December 31, 2017	$99,368	$4,176
Total unrealized gains on change in fair value	(33,157)	(3,706)
Balance at September 30, 2018	$66,211	$470

9.	Commitments and Contingencies

We license certain patents and other intellectual property rights related to the composition and coating of our bioresorbable scaffolds and our other biomaterial products from Rutgers University. We entered into an amendment to this license in July 2018.  Previously, the license required minimum annual royalties upon sales of products utilizing the licensed technology.  The amendment eliminated all minimum annual royalties, which prior to the amendment could have eventually exceeded $2 million per year.  Under the amendment, the current royalty rate is less than five percent.  Upon a change in control of the Company, the royalty rate will reduce if and when certain revenue goals are attained.   Additionally, under the terms of the amended license, future milestone payments, payments due upon a sublicense of our technology and extension fees applicable to other indications have all been eliminated.  The accrual of $500,000 for extension fees as of June 30, 2018 was eliminated in the third quarter of 2018.  The amended license increased the amount of payment we owe upon a change in control of the Company to $7.85 million plus 1% of the amount by which the purchase price to be paid at closing, net of debt repayment to creditors, exceeds $500 million, subject to a $10.0 million cap on the amount of the change in control payment.

We lease approximately 37,000 square feet of office and lab space for our corporate headquarters in San Diego, California.  In October 2017, we amended this lease to extend the expiration date by 88 months from January 2018 to May 2025.  Effective February 1, 2018, our monthly rent became $66,000 and it will increase every February by three percent.  The amended lease also contains a leasehold improvement allowance of $787,000 and rent abatements of $274,000. We utilized the leasehold improvement allowance to upgrade our facilities and all construction was completed in the third quarter of 2018.

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

We record rent expense on a straight-line basis over the life of the lease; the difference between average rent expense and cash payments for rent is recorded as a deferred rent liability. As of September 30, 2018, our deferred rent liability was $809,000, all of which, except for $14,000, was classified as a long-term liability.

10.	Capital Stock

Our certificate of incorporation, as amended, authorizes us to issue 100,000,000 shares of common stock, par value $0.0001 per share, 25,000,000 shares of Class B common stock, par value $0.0001 per share and 5,000,000 shares of undesignated preferred stock, par value $0.0001 per share.  As of September 30, 2018 and December 31, 2017, 41,479,877 and 41,245,820  shares of common stock were outstanding, respectively, and no shares of Class B common stock or preferred stock were outstanding.

Certain stockholders, as well as the holders of our convertible notes, if such convertible notes are converted into common stock, have the right to cause us to file a registration statement that would register the resale of such shares on their behalf and to include their shares in registration statements that we may file on behalf of other stockholders.

11.	Stock-Based Compensation

The Plan:  Our 2010 Equity Incentive Plan, as amended (the “Plan”), provides for grants of incentive and non-qualified stock options to purchase our common stock at a price per share equal to the closing market price on the date of grant and of RSU and restricted stock awards, for which there is no consideration payable by the recipient. An RSU entitles the recipient to one share of our common stock upon vesting.  All stock issuances under the Plan are made with new shares from our authorized but unissued common stock. The number of shares reserved for issuance under the Plan may be increased annually by up to three percent of our outstanding stock. On January 1, 2018, an additional 1,237,374 shares were added to the Plan.  As of September 30, 2018, there were 3,574,479 shares reserved for issuance under the Plan.

Employees, non-employee directors, and consultants are eligible to participate in the Plan. For purposes of determining stock-based compensation expense, we include non-employee directors with employees; we account for consultant compensation expense separately.

The term of awards granted under the Plan may not exceed ten years.  Vesting periods of awards are determined by our board of directors.

Stock option activity under the Plan was as follows:

	Options	Weighted Average
	Outstanding	Exercise Price
Balance at December 31, 2016	6,128,192	$6.65
Granted	897,100	6.80
Cancelled	(783,123)	7.42
Exercised	(121,678)	2.81
Balance at December 31, 2017	6,120,491	$6.65
Granted	901,469	2.87
Cancelled	(1,053,323)	6.87
Exercised	(83,425)	1.40
Balance at September 30, 2018	5,885,212	$6.10

A majority of the vesting periods of outstanding stock options is four years, with 25 percent vesting on the one-year anniversary of the vesting commencement date and 75 percent vesting in equal monthly installments thereafter. A majority of those options are exercisable at any time but, if exercised prior to vesting, are subject to a lapsing right of repurchase by us at the exercise price until fully vested. As of September 30, 2018, no unvested options had been exercised and, therefore, no shares were subject to repurchase.

During March 2015, we granted 316,000 options that vest based on achievement of certain performance milestones. We estimated the vesting term for each performance milestone on the date of grant, and on each reporting

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

date thereafter, based on our internal timelines and operating projections. Our estimates of vesting ranged from approximately nine to 30 months at the grant date in March 2015; we estimated the weighted average remaining vesting term to be 12 months and 15 months as of December 31, 2017 and September 30, 2018, respectively. A total of 65 percent of these options had vested as of September 30, 2018.  During the year ended December 31, 2017, 63,000 unvested options were cancelled.  None of these options were cancelled during the nine months ended September 30, 2018.

During 2013, we awarded 87,500 shares of restricted stock; 25 percent of each award vested on each annual anniversary date of the award.  As of September 30, 2018, all of these awards had vested and none had been cancelled.

RSU activity under the Plan was as follows:

	RSUs	Performance	Time
	Outstanding	Based	Based
Balance at December 31, 2016	754,000	706,200	47,800
Granted	397,300	162,500	234,800
Cancelled	(526,000)	(479,200)	(46,800)
Vested	(47,800)	—	(47,800)
Balance at December 31, 2017	577,500	389,500	188,000
Granted	228,000	—	228,000
Cancelled	—	—	—
Vested	(209,083)	(162,500)	(46,583)
Balance at September 30, 2018	596,417	227,000	369,417

We estimated the vesting term for each performance-based RSU on the award date, and on each reporting date thereafter, based on our internal timelines and operating projections. As of September 30, 2018, we estimated the remaining weighted average vesting term for performance-based RSUs to be 13.1 months for those granted during 2015.  The performance-based RSUs granted in 2017 vested on June 30, 2018.

Time-based RSUs generally vest over one year for non-employee directors and ratably over three years for employees.

No tax benefits arising from stock-based compensation have been recognized in the consolidated statements of operations and comprehensive loss through September 30, 2018.

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

	Nine Months Ended
	September 30,
	2018	2017
Risk-free interest rate	2.8%	2.2%
Expected volatility of common stock	66.6%	65.4%
Expected life in years	6.25	6.21
Dividend yield	0%	0%

The assumed risk-free interest rate was based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected life of the option. The assumed volatility was calculated based on the historical market prices of a selected group of publicly traded companies considered our peers; we used peer group data because we had limited historical trading data for our common stock, but adjusted the 2016 volatility upward by approximately ten percent to allow us to move toward using the historical trading data for our common stock, which is more volatile than our peer group. In 2017, we began using the historical trading data for our common stock; our stock began trading on December 23, 2010, the date of our IPO, which provides approximately 7.75 years’ history as of September 30, 2018. For options that have time-based vesting, the expected option life was calculated using the simplified method under the accounting standard for stock compensation and a ten-year option expiration; we use the simplified method because we do not yet have adequate history as a public company traded on a U.S. stock exchange to establish a

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

reasonable expected life. For options that have performance-based vesting, the expected life was calculated based on our internal timelines and operating projections. The expected dividend yield of zero reflects that we have not paid cash dividends since inception and do not intend to pay cash dividends in the foreseeable future.

The options granted to employees during the nine months ended September 30, 2018 had a weighted average grant date fair value of $1.80.

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2018 and 2017, was $54,000 and $362,000, respectively.

Stock-based compensation arising from employee options and awards under the Plan was as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Research and development expense	156	(548)	501	(202)
Selling, general, and administrative expense	732	(338)	2,808	1,205
	$888	$(886)	$3,309	$1,003

As of September 30, 2018, we had approximately $6.3 million of unrecognized compensation costs related to unvested employee equity awards that are expected to be recognized over a weighted-average period of 1.7 years.

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

Basic net income per share reconciles to fully diluted net loss per share as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Diluted Net Loss:
Net income (loss) used for basic net income (loss) per share	$(9,036)	$6,053	$16,234	$6,974
Interest expense on convertible notes	—	1,499	1,754	3,054
Gain on change in fair value of convertible notes and warrants	—	(12,304)	(34,509)	(28,620)
	$(9,036)	$(4,752)	$(16,521)	$(18,592)
Weighted Average Shares Used to Compute Diluted Net Loss per Share:
Shares used for basic net income (loss) per share	41,456,349	41,197,348	41,326,441	42,001,898
Common share equivalents	—	17,328,306	11,506,156	14,545,863
	41,456,349	58,525,654	52,832,597	56,547,761

Diluted Net Loss Per Share	$(0.22)	$(0.08)	$(0.31)	$(0.33)

Diluted net loss per share for prior year periods have been corrected to reflect dilutive convertible notes and warrants that were previously considered not dilutive.  For the three months ended September 30, 2017, previously reported diluted net loss per share was $(0.04), which is $0.04 less than the corrected amount of $(0.08).  For the nine months ended September 30, 2017, previously reported diluted net loss per share was $(0.30), which is $0.03 less than the corrected amount of $(0.33).

REVA Medical, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

The following weighted average shares were excluded from the computations of diluted net loss per share for the periods indicated because including them would have been antidilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Options to purchase common stock	6,920,126	6,478,522	6,708,709	6,410,542
Unvested restricted stock	—	—	—	6,914
Restricted stock units	602,433	667,432	664,143	789,189
Warrants to purchase common stock	2,119,500	—	2,119,500	—
Common share equivalents of convertible notes	16,948,097	—	5,441,941	—
	26,590,156	7,145,954	14,934,293	7,206,645

13.  Income Taxes

We have reported tax net operating losses since our inception through September 30, 2018; therefore, no provision for income taxes has been recorded since our inception. The net operating tax loss carryforwards arising from our net losses may be available to offset future taxable income for income tax purposes; however, under Internal Revenue Code (“IRC”) Sections 382 and 383, use of the net operating tax loss carryforwards, as well as our research tax credit carryforwards, may be limited based on cumulative changes in ownership. We have established a valuation allowance against our net deferred tax assets due to the uncertainty surrounding the realization of those assets and we, therefore, have no deferred asset or liability balance for any reporting period. We periodically evaluate the recoverability of the deferred tax assets and, when it is determined that it is more-likely-than-not that the deferred tax assets are realizable, the valuation allowance will be reduced. Due to our valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate.

On December 22, 2017, new tax reform legislation in the U.S., known as the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law. As a result of the Act, we recorded a provisional adjustment at December 31, 2017 as a result of the remeasurement of the deferred tax assets to the lower corporate tax rate, offset with an adjustment to the valuation allowance.

Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, we provisionally determined that there is no deferred tax benefit or expense with respect to the remeasurement of certain deferred tax assets and liabilities due to the full valuation allowance against net deferred tax assets at December 31, 2017.  We expect to finalize our provisional adjustment in the fourth quarter of 2018 and do not expect a significant adjustment from the provisional amounts recorded at December 31, 2017.

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

In February 2018, we received CE Mark for a third generation product, Fantom Encore, in the 2.5 millimeter diameter size, and in June 2018, we received approval for our 3.0 and 3.5 millimeter sizes.  Fantom Encore, also made from Tyrocore, has thinner struts than Fantom (95, 105 and 115 microns for the 2.5, 3.0 and 3.5 diameter sizes, respectively, versus 125 microns for all diameters of Fantom) and comparable strength and x-ray visibility.  Fantom Encore has the thinnest struts of any commercially available bioresorbable scaffold.  Thin struts are associated with better healing and clinical outcomes.  Physicians consider a reduction in strut thickness one of the most important improvements for bioresorbable scaffolds.

We began our commercial launch of Fantom late in the second quarter of 2017 and shipped our first product in the third quarter of 2017. We launched Fantom in a phased approach beginning first with a Vice President, Europe and a 5-person direct sales force targeting Germany, Switzerland and Austria. In July 2018, we hired a part-time consultant to support direct sales in Belgium, Luxembourg and the Netherlands.  In August 2018, we hired a clinical specialist to augment our sales force.  In addition to our direct sales initiatives, we are also expanding sales efforts into other countries with distributors.  In certain countries, it is often favorable to use distributors due to longer customer payment terms and tender requirements.  In April 2018, we announced our first commercial distribution partnership in Turkey, and in July 2018, we announced our second in Italy.  We will continue to expand our sales efforts geographically as we move into additional phases of our launch.

Our initial commercial launch plan for Fantom assumed we were bringing to market a second generation product with better performance than the then worldwide leading first generation product from Abbott Laboratories, Absorb.  After our launch, however, Abbott withdrew Absorb from the market and the negative publicity related to Absorb’s adverse events has severely impacted the market for bioresorbable scaffolds. In August 2018, the European Society of Cardiology (“ESC”) announced the publication of new ESC/European Association for Cardio-Thoracic Surgery guidelines on myocardial revascularization (the “2018 ESC Guidelines”). According to the 2018 ESC Guidelines, clinical practice guidelines summarize and evaluate all available evidence at the time of the writing process on a particular issue with the aim of assisting physicians in selecting the best management strategies for an individual patient with a given condition, taking into account the impact on outcome as well as the risk–benefit ratio of particular diagnostic or therapeutic means. The publication also states that the 2018  ESC Guidelines “do not override…the individual responsibility of health professionals to make appropriate and accurate decisions in consideration of each patient’s health condition…Nor…exempt health professions from…consideration of updated recommendations or guidelines issued by the competent public health authorities…”  The 2018 ESC Guidelines state that the safety and efficacy profile of Absorb (based on randomized trial data) has been compared with contemporary drug-eluting stents in several trials, that the findings of these trials as well as meta-analyses “consistently indicate the inferior efficacy and safety of Absorb compared with contemporary drug-eluting stents during long-term follow-up”, and that “bioresorbable scaffolds should not be used outside well-controlled clinical studies.”  The 2018 ESC Guidelines encourage consideration of prolonged dual antiplatelet therapy (“DAPT”).   In the 2018 ESC Guidelines, the ESC recommends that bioresorbable scaffolds have a Class III designation, which means that there is “evidence or general agreement that the given treatment or procedure is not useful/effective, and in some cases may be harmful.”

As a result of the Absorb withdrawal in 2017 and the negative view on bioresorbable scaffolds contained in the 2018 ESC Guidelines, we believe bioresorbable scaffold competition within the percutaneous coronary intervention (“PCI”) stent market  continues to diminish. Companies with bioresorbable scaffolds made from the same polylactic acid polymer as Absorb have reduced their commercial efforts for such scaffolds. Although we have become a leader in the market, re-building the market for bioresorbable scaffolds is more challenging than selling into an existing, healthy market.  We believe that the timeframe to achieve significant commercial progress in the PCI stent market has been extended, and we intend to shift some of our investment away from that market and into peripheral arterial disease (“PAD”) and embolization therapies.  The markets for both PAD and embolization therapies are growing quickly and with reasonable cash outlays, we believe we can make significant clinical progress in these markets over the next two years.  We will focus our investment in the PCI stent market on building the clinical evidence needed to influence the ESC guidelines and maintaining our commercial presence.

We recently expanded our product portfolio into PAD.  In July 2018, we received CE Mark for our sirolimus-eluting bioresorbable scaffold for below-the-knee (“BTK”) PAD which we call MOTIV.  Treatment options for BTK PAD patients are limited, and many patients progress to amputation. MOTIV has the potential to expand treatment options for millions of patients suffering from BTK PAD.  We plan to release MOTIV in select centers to assess product performance, inform product development activities and determine commercial strategy.

We also continue to make progress on new vascular embolization therapies.  Embolic beads are used to occlude arteries that feed tumors, such as liver cancer or uterine fibroids. We believe our technology is uniquely suited to embolic beads because to our knowledge, there are no x-ray visible, bioresorbable embolic products available in the world. We are currently evaluating a 510k pathway in the United States to take our technology forward for development and commercialization in the embolic bead market.  Embolic beads are interesting because of established reimbursement, attractive margins, and a relatively straight-forward regulatory path relative to bioresorbable scaffolds.

As of September 30, 2018, we had a cash balance of $7.1 million, which, based on our current operating plans and projections, we believe will be sufficient to fund our operating and capital needs only through the first quarter of 2019.  We have incurred substantial losses since our inception; as of September 30, 2018, we had accumulated a deficit of approximately $365.9 million. See “—Liquidity, Capital Resources and Ability to Continue as a Going Concern,” below.

Key Components of our Results of Operations

The significant components contributing to our results of operations through September 30, 2018:

Research and Development Expenses:  Our research and development, or R&D expenses were 42 percent and 60 percent of total operating expenses for the nine months ended September 30, 2018 and the year ended December 31, 2017, respectively. These percentages have decreased from our historical averages of 70 to 75 percent of total operating expenses as we transitioned to commercialization of Fantom. As we focus our resources on the commercialization of Fantom and Fantom Encore and supporting post-market trial activities, we expect our R&D expenses to continue to decrease in 2018 as compared to 2017, however, we believe R&D expenses will still be a significant portion of our operating expenses as we continue to research, prove feasibility, and develop additional products.

See “—Critical Accounting Policies and Estimates,” below for additional information regarding our R&D expenses.

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

Our SG&A expenses were 58 percent and 40 percent of total operating expenses for the nine months ended September 30, 2018 and the year ended December 31, 2017, respectively. These percentages have increased from our historical averages of 25 to 30 percent of total operating expenses as we expanded our corporate infrastructure to support the commercialization of Fantom and Fantom Encore and the ongoing needs of being a public company.

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

We believe the following accounting policies involve a greater degree of judgment and complexity than our other accounting policies and, therefore, are the most critical to understanding and evaluating our consolidated financial condition and results of operations through September 30, 2018.

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

Fantom and Fantom Encore have had limited shelf lives. We currently maintain a product exchange program under which we accept product exchanges for units that expire prior to utilization, which we consider a right of return.  Due to a lack of historical experience and the risk of significant revenue reversal, we currently defer the recognition of revenue until we believe the right of return has expired based upon estimated usage. Actual amounts may ultimately differ from our estimates. If actual results vary and we adjust these estimates, there could be an effect on earnings in the period of adjustment.  We recently received approval for 12-month shelf life for Fantom and Fantom Encore and we will begin phasing out our product exchange program in the fourth quarter of 2018.

Revenue recognized from contracts with customers during the nine months ended September 30, 2018 was $237,000.  Total product shipments for this period was $462,000.  The difference between product shipments and revenue recognized represents our provision for product returns under our product exchange program and was recorded as deferred revenue.   There were no open contracts as of September 30, 2018.

An analysis of the change in deferred revenue in our consolidated balance sheet is summarized as follows:

Balance as of December 31, 2017	$158
Current provisions relating to sales in current year	462
Right of refund expired/sales in current year	(66)
Right of refund expired/sales in prior year	(171)
Balance as of September 30, 2018	$383

Contract Acquisition Costs:  Contract acquisition costs associated with product sales include sales bonuses and royalties. Because our product sales are performance obligations in contracts that are satisfied at the point in time, sales bonuses associated with and royalties based on product sales are incurred at that point in time that is generally the same time the contract is executed. Sales bonuses are recorded as selling expense and royalties are recorded as cost of revenue in our consolidated statements of operations and comprehensive income.

Accounts Receivable:  Our accounts receivable arise from product sales and represent amounts due from hospitals. We provide reserves against trade receivables for estimated losses that may result from a customer’s inability to pay. Amounts determined to be uncollectible are charged or written-off against the reserve. As of September 30, 2018 and December 31, 2017, our allowance for reserves against such trade receivables was $0.

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

Results of Operations

During the first nine months of 2018, our operating activities focused on expanding commercial operations of Fantom and preparing for our post-market registry trial which commenced in the second quarter of 2018.  Additionally, we completed our CE Mark submission for our bioresorbable scaffold for BTK PAD, MOTIV, and we received approval for it in July 2018.

During the first nine months of 2017, our operating activities focused on finalizing processes for commercial operations in anticipation of initial sales during the third quarter of 2017. Additionally, we completed our financing transaction with issuances of convertible notes and warrants in May 2017 and June 2017, receiving net cash proceeds of approximately $32.6 million.

Comparison of the Three Months Ended September 30, 2018 and 2017

Our operating results were as follows for the periods indicated (dollars in thousands):

	Three Months Ended
	September 30,		Change
	2018	2017	$	%
Revenue, net	$93	$17	$76	447%
Gross margin	$(48)	$10	$(58)	-580%
Research and development expense	$1,729	$3,092	$(1,363)	-44%
Selling, general, and administrative expense	$2,821	$1,687	$1,134	67%
Interest expense	$1,617	$1,499	$118	8%
(Loss) gain on change in fair values of convertible notes and warrant liability	$(2,853)	$12,304	$(15,157)	-123%

We recognized $93,000 of net revenue during the three months ended September 30, 2018 compared to $17,000 of net revenue for the same period in 2017. We began selling our products in the third quarter of 2017.  Net revenue during the three months ended September 30, 2018 was consistent with net revenue during the three months ended June 30, 2018.  Total product shipments for the three months ended September 30, 2018 was $185,000, a 24 percent increase as compared to total product shipments for the three months ended June 30, 2018.  Additionally, we saw an 18 percent increase in the total number of customers as of September 30, 2018 versus June 30, 2018.

Gross margin for the three months ended September 30, 2018 was negative $48,000.  Cost of goods sold for the three months ended September 30, 2018 included an additional charge of $45,000 for potential excess and obsolete inventory, a write off of $8,000 in raw materials and $36,000 of standard cost variances, all primarily related to our transition from Fantom to Fantom Encore.  Because we launched our Fantom Encore product on November 1, 2018, we do not anticipate selling many or producing more of our Fantom product.  Excluding these charges, gross margin would have been $41,000 or 44 percent of net revenue.  We anticipate that our gross margin will continue to be lower than industry standards until we reach higher sales and manufacturing volumes.

R&D expense decreased by $1.4 million, or 44 percent, to $1.7 million for the three months ended September 30, 2018 compared to $3.1 million for the same period in 2017. The decrease was due primarily to a $0.8 million decrease in licensing fees and $0.3 million decrease in materials. The $0.8 million decrease in licensing fees was due to the elimination of a $0.5 million accrual for extension fees as a result of the amendment to the Rutgers license that was signed in July 2018 and the absence of fees that were paid in 2017 when Fantom received CE Mark approval.  The $0.3 million decrease in materials was related to decreased R&D activity as we have focused on commercialization in 2018.

SG&A expense increased by $1.1 million, or 67 percent, to $2.8 million for the three months ended September 30, 2018 compared to $1.7 million for the same period in 2017. The increase was due primarily to increases in personnel costs of $1.1 million.  These increases were related to the expansion of our sales force and corporate infrastructure to support the commercialization of Fantom and the ongoing needs of being a public company.

Interest expense increased by $0.1 million, or 8 percent to $1.6 million for the three months ended September 30, 2018 compared to $1.5 million for the same period in 2017.  The increase in interest expense was related to the compounding of interest for the 2014 and 2017 convertible notes.

We recorded a loss of $2.9 million on the change in fair value of convertible notes and warrant liability for the three months ended September 30, 2018, as compared to a gain of $12.3 million for the same period in 2017.  The fair value of convertible notes is impacted by the principal amount of convertible notes outstanding for each period, as well as other factors that drive fair value, including management assumptions related to the timing and amounts of potential financing transactions, the remaining term of the convertible notes and the market trading price of our stock.

Comparison of the Nine Months Ended September 30, 2018 and 2017

Our operating results were as follows for the periods indicated (dollars in thousands):

	Nine Months Ended
	September 30,		Change
	2018	2017	$	%
Revenue, net	$237	$17	$220	1294%
Gross margin	$(81)	$10	$(91)	-910%
Research and development expense	$6,669	$10,139	$(3,470)	-34%
Selling, general, and administrative expense	$9,250	$5,766	$3,484	60%
Interest expense	$4,686	$5,169	$(483)	-9%
Loss on issuance of convertible notes payable and warrants	$—	$520	$(520)	-100%
Gain on change in fair values of convertible notes and warrant liability	$36,863	$28,620	$8,243	29%

We recognized $237,000 of net revenue during the nine months ended September 30, 2018 compared to $17,000 of net revenue for the same period in 2017. The increase is related primarily to nine months of selling activities in 2018 versus three months of selling activities in 2017, as well as growth in our customer base.  Total product shipments for the nine months ended September 30, 2018 was $462,000 compared to $105,000 for the nine months ended September 30, 2017.

Gross margin for the nine months ended September 30, 2018 was negative $81,000.  Cost of goods sold for the nine months ended September 30, 2018 included an additional charge of $111,000 for potential excess and obsolete inventory, a write off of $15,000 in raw materials and $58,000 in standard cost variances, all primarily related to our transition from Fantom to Fantom Encore.  Because we launched our Fantom Encore product on November 1, 2018, we do not anticipate selling many or producing more of our Fantom product.  Excluding these charges, gross margin would have been $103,000 or 43 percent of net revenue.  We anticipate that our gross margin will continue to be lower than industry standards until we reach higher sales and manufacturing volumes.

R&D expense decreased by $3.4 million, or 34 percent, to $6.7 million for the nine months ended September 30, 2018 compared to $10.1 million for the same period in 2017. The decrease was due primarily to a $1.3 million decrease in licensing fees, a $0.8 million decrease in personnel costs, a $0.5 million decrease in R&D materials, a $0.5 million decrease related to overhead allocations and a $0.4 million decrease in depreciation.  The decrease in licensing fees was due to the elimination of a $0.5 million accrual for extension fees as a result of the amendment to the Rutgers license that was signed in July 2018 and the absence of fees that were paid in 2017 when Fantom received CE Mark approval.  The decrease in personnel costs was primarily related to the reduction in force that occurred in the third quarter of 2017.  The decrease in R&D materials, overhead allocations and depreciation were each related to reduced activities in those areas as we transitioned from R&D to commercialization.

SG&A expense increased by $3.5 million, or 60 percent, to $9.3 million for the nine months ended September 30, 2018 compared to $5.8 million for the same period in 2017. The increase was due primarily to increases in personnel costs of $2.7 million, legal and consulting fees of $0.4 million, travel costs of $0.2 million and facility costs of $0.2 million.  These increases were related to the expansion of our sales force and corporate infrastructure to support the commercialization of Fantom and the ongoing needs of being a public company.

Interest expense decreased by $0.5 million, or 9 percent to $4.7 million for the nine months ended September 30, 2018 compared to $5.2 million for the same period in 2017.  The decrease was due primarily to the absence of $2.1 million in transaction costs related to the 2017 convertible notes issued in the second quarter of 2017, offset by an increase in interest expense of $1.6 million related to the convertible notes we issued in May and June 2017. During the 2018 period, we had a full nine months of interest related to such notes, as compared to a partial nine-month period of interest during the 2017 period.

We recorded a gain of $36.9 million on the change in fair value of convertible notes and warrant liability for the nine months ended September 30, 2018, as compared to a gain of $28.6 million for the same period in 2017.  The fair value of convertible notes is impacted by the principal amount of convertible notes outstanding for each period, as well as other factors that drive fair value, including management assumptions related to the timing and amounts of potential financing transactions, the remaining term of the convertible notes and the market trading price of our stock.

Liquidity, Capital Resources and Ability to Continue as a Going Concern

Sources of Liquidity

As of September 30, 2018, we had a cash balance of $7.1 million, which we believe is sufficient to fund our operating and capital needs only through the first quarter of 2019. See “—Operating Capital and Capital Expenditure Requirements,” below.

Cash Flows

Our cash flows for the periods indicated were as follows (in thousands):

	Nine Months Ended
	September 30,
	2018	2017
Net cash used for operating activities	$(12,150)	$(14,840)
Net cash provided by/(used for) investing activities	700	(1,805)
Net cash provided by financing activities	—	32,584
Net increase (decrease) in cash and cash equivalents	$(11,450)	$15,939

Net cash flow used for operating activities

Net cash used for operating activities of $12.2 million for the nine months ended September 30, 2018 primarily reflects the loss from operations of $16.0 million, offset by non-cash expenses of $3.3 million for stock-based compensation and $0.4 million of depreciation and amortization. The interest on convertible notes, loss on issuance of convertible notes and warrants to purchase common stock, and the gain on change in fair value of convertible notes and warrant liability are non-cash items that had no effect on cash flows.

Net cash used for operating activities of $14.8 million for the nine months ended September 30, 2017 primarily reflects the loss from operations of $15.9 million and changes in assets and liabilities of $0.7 million, offset by non-cash expenses of $1.0 million for stock-based compensation and $0.8 million of depreciation and amortization. The interest on convertible notes and the loss on change in fair value of convertible notes and warrant liability are non-cash items that had no effect on cash flows.

Net cash flow provided by (used for) investing activities

Cash provided by investing activities of $0.7 million for the nine months ended September 30, 2018 was associated primarily with purchases of property and equipment of $0.8 million, offset by maturities of investment securities of $1.5 million and proceeds from the sale of equipment of $50,000. Cash used for investing activities of $1.8 million for the nine months ended September 30, 2017 was for purchases of $1.5 million of investment securities and $0.3 million of lab and other equipment.

Net cash flow provided by financing activities

There was no cash provided by (used in) financing activities for the nine months ended September 30, 2018.

Cash provided by financing activities during the nine months ended September 30, 2017 consisted of $47.1 million in proceeds from the issuance of convertible notes, offset by payments of $2.0 million for transaction costs and $12.5 million to repurchase 1,732,260 shares of our common stock.

Operating Capital and Capital Expenditure Requirements

On April 3, 2017, our first product, Fantom, was approved for sale under a CE Mark, which allows us to commercialize in Europe and other jurisdictions that recognize the CE Mark. We initiated commercial sales in July 2017. Fantom is our first commercial product; prior to 2017, we had not commercialized any products or generated any revenue since our inception in June 1998. Although we initiated commercial sales of Fantom in the third quarter of 2017, we are still very early in the commercialization stage.  Our initial commercial launch plan for Fantom assumed we were bringing to market a second generation product with better performance than the then worldwide leading first generation product from Abbott Laboratories, Absorb.  After our launch, however, Abbott withdrew Absorb from the market and the negative publicity related to Absorb’s adverse events have severely impacted the market for bioresorbable scaffolds. In August 2018, the European Society of Cardiology (“ESC”) announced the publication of new ESC/European Association for Cardio-Thoracic Surgery guidelines on myocardial revascularization (the “2018 ESC Guidelines”). According to the 2018 ESC Guidelines, clinical practice guidelines summarize and evaluate all available evidence at the time of the writing process on a particular issue with the aim of assisting physicians in selecting the best management strategies for an individual patient with a given condition, taking into account the impact on outcome as well as the risk–benefit ratio of particular diagnostic or therapeutic means. The publication also states that the 2018  ESC Guidelines “do not override…the individual responsibility of health professionals to make appropriate and accurate decisions in consideration of each patient’s health condition…Nor…exempt health professions from…consideration of updated recommendations or guidelines issued by the competent public health authorities…”  The 2018 ESC Guidelines state that the safety and efficacy profile of Absorb (based on randomized trial data) has been compared with contemporary drug-eluting stents in several trials, that the findings of these trials as well as meta-analyses “consistently indicate the inferior efficacy and safety of Absorb compared with contemporary drug-eluting stents during long-term follow-up”, and that “bioresorbable scaffolds should not be used outside well-controlled clinical studies.”  The 2018 ESC Guidelines encourage consideration of prolonged DAPT therapy.   In the 2018 ESC Guidelines, the ESC recommends that bioresorbable scaffolds have a Class III designation, which means that there is “evidence or general agreement that the given treatment or procedure is not useful/effective, and in some cases may be harmful.”

As a result of the Absorb withdrawal in 2017 and the negative view on bioresorbable scaffolds contained in the 2018 ESC Guidelines, we believe bioresorbable scaffold competition within the percutaneous coronary intervention (“PCI”) stent market  continues to diminish. Companies with bioresorbable scaffolds made from the same polylactic acid polymer as Absorb have reduced their commercial efforts for such scaffolds. Although we have become a leader in the market, re-building the market for bioresorbable scaffolds is more challenging than selling into an existing, healthy market.  We believe that the timeframe to achieve significant commercial progress in the PCI stent market has been extended, and we intend to shift some of our investment away from that market and into peripheral arterial disease (“PAD”) and embolization therapies.  The markets for both PAD and embolization therapies are growing quickly and with reasonable cash outlays, we believe we can make significant clinical progress in these markets over the next two years.  We will focus our investment in the PCI stent market on building the clinical evidence needed to influence the ESC guidelines and maintaining our commercial presence.

We have incurred substantial losses since our inception and anticipate that our losses will continue in the near term. As of September 30, 2018, we had accumulated a deficit of $365.9 million. Until we generate revenue at a level to support our cost structure, we expect to continue to incur substantial operating losses and net cash outflows. We may never become profitable and even if we attain profitability, we may not sustain profitability or positive cash flows on a recurring basis. Until we generate positive cash flows from operations on a sustainable basis, we plan to continue to fund our operating and capital needs from our current cash resources and proceeds from future capital raising efforts.  As of September 30, 2018, we had a cash balance of $7.1 million.  Our current planned operating activities call for expenditures over the next 12 months that exceed our current cash balance, which we currently believe will be sufficient to fund our operations only through the first quarter of 2019, assuming that we achieve certain minimum levels of sales of our Fantom and Fantom Encore scaffolds between now and the first quarter of 2019 and that we implement cost reductions in November 2018.  If we do not achieve the minimum level of sales, we currently believe that our current cash will be sufficient to fund our operations only through the middle of the first quarter of 2019 unless we further reduce operating and capital expenditures or sell certain assets.

Until we are able to significantly accelerate our revenues, we do not anticipate generating positive cash flows in 2018 or 2019, and therefore, will need to raise significant additional capital to support our operations and our ongoing costs, and, if we determine to do so, to conduct additional clinical trials.  We plan to address our capital needs by pursuing business development and strategic opportunities and by pursuing equity or debt financing options.

In addition, the convertible notes we issued in 2014 mature in November 2019 and the convertible notes we issued in May and June 2017 mature in May and June 2022, respectively. No payments of interest or principal are required on any of the notes until maturity. However, each holder of the notes we issued in 2017 has a right to request that we redeem the notes (face value plus accrued interest) on November 4, 2019. Accordingly, we may be required to repay an aggregate of $72.1 million plus accrued interest in November 2019. As of September 30, 2018, the aggregate principal amount of all convertible notes plus accrued interest was $85.6 million. If the holders of the 2017 convertible notes collectively, or individually, exercise their redemption right, or if the 2014 convertible notes are not converted into shares of our common stock or their maturity date is not extended, we most likely will not have the cash to repay the notes, and the noteholders could commence legal action against us and/or we may need to reduce operating activities and personnel, sell assets, such as our intellectual property, and/or declare bankruptcy, and we may not be able to remain in business. If the value of our common stock increases, management believes that it is more likely that all the convertible notes will be converted into shares of our common stock, rather than redeemed.

The warrants we issued in connection with the convertible notes we issued in May and June 2017 are exercisable, have a five-year life, and their exercise price may be paid only in cash.  Management does not view the warrants as a source of funding because exercise is at the holders’ option.

There can be no assurance that we will be successful in accelerating our revenue or raising additional capital.  Additionally, we may be limited by the terms of our convertible notes as to the type, quantity, timing, or other aspects of any financing, unless the noteholders agree to modify or waive certain terms of the convertible notes. If we do not significantly increase revenue or raise additional capital when needed or on acceptable terms, we would need to consider a delay, reduction or cessation of our research and development programs and our commercialization efforts.  There can be no assurance that our efforts will resolve our liquidity needs. The factors discussed above raise substantial doubt about our ability to continue as a going concern.  If we are not able to continue as a going concern, holders of our common stock could lose most or all of their investment.  The accompanying consolidated financial statements do not include any adjustments that might result should we be unable to continue as a going concern.

Because of the numerous risks and uncertainties associated with developing, testing, and commercializing medical devices such as our bioresorbable scaffolds, our estimates as to the amounts and timing of capital outlays and operating expenditures are subject to change. Our ongoing funding requirements will depend on many factors, including, but not limited to:

•	the success of our sales and marketing initiatives;
•	whether the holders of the 2017 convertible notes exercise their redemption right;
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
•

the cost of filing and prosecuting patentable technologies and defending and enforcing our patent and other intellectual property rights and the effect of competing technological and market developments; and

•	our ability to influence the ESC guidelines and the timing of any updates to such guidelines.

Our ongoing capital requirements will also depend on the extent to which we acquire or invest in businesses, products, and technologies; we currently have no commitments or agreements relating to any of these types of transactions.  We believe our San Diego facility has the capacity to produce the quantities of Fantom Encore that will be needed for our expected commercial sales for the foreseeable future and therefore, we do not have any plans for facility expansion at this time.

Contractual Obligations, Commitments, and Contingencies

As of September 30, 2018, there were no material changes outside of the ordinary course of business in our outstanding contractual obligations from those disclosed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2017 Form 10-K.

In July 2018, we entered into an amendment to our exclusive license agreement with Rutgers related to the composition and coating of our bioresorbable scaffolds and our other biomaterial products.  The amendment eliminated all minimum annual royalties, which prior to the amendment could have eventually exceeded $2 million per year.  Under the amendment, the current royalty rate is less than five percent.  Upon a change in control of the Company, the royalty rate will reduce if and when certain revenue goals are attained.  Additionally, under the terms of the amended license, future milestone payments, payments due upon a sublicense of our technology and extension fees applicable to other indications have all been eliminated.  The accrual of $500,000 for extension fees as of June 30, 2018 was eliminated in the third quarter of 2018. The amended license increased the amount of the payment we owe upon a change in control of the Company to $7.85 million plus 1% of the amount by which the purchase price to be paid at closing, net of debt repayment to creditors, exceeds $500 million, subject to a $10.0 million cap on the amount of the change in control payment.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to our market risk during the nine months ended September 30, 2018.  For a discussion of our exposure to market risk, refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosure about Market Risk” of the 2017 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 30, 2018 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Item 1A. Risk Factors

Our business, financial condition, results of operations and future growth prospects are subject to various risks, including those described in Item 1A “Risk Factors” of the 2017 Form 10-K, which we strongly encourage you to review. In addition to the risks described therein, we revised the following risk factors:

Our available cash is limited and we will need additional funding to pursue our long-term business strategy and there can be no assurance that we will be able to obtain such funding on a timely basis or on commercially reasonable terms, if at all. If we are unable to raise additional funds, there will be substantial doubt in our ability to continue as a going concern.

As of September 30, 2018, we had cash of approximately $7.1 million, which we believe will be sufficient to fund our operating and capital needs only through the first quarter of 2019, assuming that we achieve certain minimum levels of sales of our Fantom and Fantom Encore scaffolds between now and the first quarter of 2019 and that we implement cost reductions in November 2018.  We have incurred recurring losses from operations and cash outflows from operating activities that raise substantial doubt about our ability to continue as a going concern.  Although we initiated commercial sales of Fantom in the third quarter of 2017, we are still very early in the commercialization stage.  Until we generate revenue at a level to support our cost structure, we expect to continue to incur substantial operating losses and net cash outflows. We may never become profitable and even if we attain profitability, we may not sustain profitability or positive cash flows on a recurring basis. Unless we are able to significantly accelerate our sales, we do not anticipate generating positive cash flows in 2018 or 2019, and therefore, will need to raise further capital to support our operations and our ongoing costs, and, if we determine to do so, to conduct additional clinical trials. If we do not achieve the minimum level of sales, we currently believe that our current cash will be sufficient to fund our operations only through the middle of the first quarter of 2019.

In addition, as of September 30, 2018, we had current liabilities and long-term liabilities of approximately $2.9 million and $81.0 million, respectively, including convertible notes with an aggregate face value plus accrued interest of $85.6 million that mature or that we may be required to redeem in November 2019. See “We have a significant amount of indebtedness that we may not be able to repay in accordance with its terms ,” below.

To pursue our long-term business strategy, we will need additional capital. We plan to address our capital needs by pursuing business development and strategic opportunities and by pursuing equity or debt financing options. However, we may not be able to successfully execute our plan or obtain sufficient additional funding through any of those alternatives on a timely basis or on satisfactory terms, if at all. If we do not successfully execute strategic opportunities that provide us with capital or raise capital through equity or debt financings, we will need to consider significant additional delays, reductions or cessation of our research and development programs and of our commercialization efforts, and we could be forced into bankruptcy or liquidation.  There can be no assurance that our efforts will result in the resolution of our liquidity needs. The factors discussed above raise substantial doubt about our ability to continue as a going concern.  If we are not able to continue as a going concern, holders of our common stock and our convertible notes could lose their investment.

We have a significant amount of indebtedness that we may not be able to repay in accordance with its terms.

Our convertible notes issued in 2014, which have a face value of $25.0 million and accrue interest at the rate of 7.54 percent per annum, compounded annually, mature in November 2019.  Our convertible notes issued in 2017, which have a face value of $47.1 million and accrue interest at the rate of 8.00 percent per annum, compounded annually, mature in May and June 2022. Each holder of the 2017 convertible notes has a one-time right to require us to redeem such holder’s note (face value plus accrued interest) in November 2019.  Accordingly, we may be required to repay an aggregate of $72.1 million plus accrued interest in November 2019. As of September 30, 2018, the aggregate principal amount of all convertible notes plus accrued interest was $85.6 million. If the holders of the 2017 convertible notes collectively, or individually, exercise their redemption right, or if the 2014 convertible notes are not converted into shares of our common stock or their maturity date is not extended, we most likely will not have the cash to repay the notes, and the noteholders could commence legal action against us and/or we may need to reduce operating activities and personnel, sell assets, such as our intellectual property, and/or declare bankruptcy, and we may not be able to remain in business.

In addition, the convertible notes include certain events of default, including without limitation failure to make a payment obligation and failure to observe other covenants.  While we are in compliance with the covenants and other terms at September 30, 2018, there can be no assurance that we will be able to continue to comply with all of the covenants.  In the event of default, the noteholders have the right to call for the immediate redemption of their notes.

We have a history of net losses and negative cash flows and we may never achieve or maintain profitability.

We are in the very early stages of commercialization. We have incurred net operating losses since our inception, including net operating losses of approximately $16.0 million for the nine months ended September 30, 2018 and $21.3 million and $26.8 million for the fiscal years ended December 31, 2017 and 2016, respectively. As of September 30, 2018, our accumulated deficit was approximately $365.9 million. Although we initiated commercialization activities in 2017, based on our current expectations, it will take a significant amount of time to generate sufficient revenues to cover anticipated costs, and we may never achieve or maintain profitability.

Unless we are able to significantly accelerate our sales, we expect to continue to incur significant operating losses and cash outflows through 2018 and 2019 as we incur costs associated with, among other matters:

•

collecting clinical data and conducting clinical studies to differentiate our Fantom and Fantom Encore scaffolds from products offered by our competitors and to demonstrate the value of our Fantom and Fantom Encore scaffolds to current and prospective customers and payors;

•	seeking regulatory approvals in the EU, Australia, Japan, China and United States for Fantom, Fantom Encore and MOTIV;
•	additional product research and development efforts and follow-on clinical trials;
•	growing, maintaining, and protecting our intellectual property;
•	expanding our manufacturing capabilities, broadening our infrastructure, and initiating and growing sales and marketing capabilities to commercialize our products; and
•	complying with the requirements of being a public company in the United States listed on the ASX.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Filed
		with this	Incorporated by Reference
Exhibit Number	Description of Exhibits	Form 10-Q	Form	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation		S-1/A	333-168852	10/22/2010
3.2	Composite Bylaws		10-K	000-54192	3/07/2018
4.1	Form of Stock Certificate		S-1/A	333-168852	11/12/2010
4.2 (a)	Form of Amended and Restated Investors’ Rights Agreement, by and among REVA Medical, Inc. and the holders of our common stock and convertible notes set forth therein		DEF14A	000-54192	10/14/2014
4.2 (b)	First Amendment to Amended and Restated Investors’ Rights Agreement dated September 24, 2014		DEF14A	000-54192	5/15/2017
10.1#	Amendment #4 to Exclusive License Agreement Number 2, by and between Rutgers, the State University of New Jersey and the Company, dated July 30, 2018		8-K	000-54192	08/03/2018
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended	X
32.1 *	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350	X
99.1	Section 13 of the ASX Settlement Rules		S-1/A	333-168852	10/22/2010
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

# Confidential treatment has been granted with respect to certain portions of this exhibit.

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

REVA Medical, Inc.

Date: November 5, 2018	/s/ Regina E. Groves
Regina E. Groves
Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2018	/s/ Brandi L. Roberts
Brandi L. Roberts
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

-  33  -